Form 10-Q
period 2023-09-30
Neumora Therapeutics, Inc.
filed 2023-11-01
CIK 1885522

3ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41802

NEUMORA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4367680
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
490 Arsenal Way, Suite 200 Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 760-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	NMRA	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of October 27, 2023, the registrant had 152,703,316 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that are in some cases beyond our control and may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our expectations regarding the potential market size and size of the potential patient populations for our product candidates and any future product candidates, if approved for commercial use;
•
our clinical and regulatory development plans including any anticipated program milestones related thereto;
•
the ability of our clinical trials to demonstrate safety and efficacy of our product candidates, and other positive results;
•
our expectations with regard to the results of our clinical studies, preclinical studies and research and development programs, including the timing and availability of data from such studies;
•
our estimates of the number of patients that we will enroll in our clinical trials and the timing of their enrollment;
•
the timing of commencement of future preclinical studies and clinical trials and research and development programs;
•
our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•
our ability to reduce the time or increase the likelihood of success of our research and development relative to the traditional drug discovery paradigm using our precision neuroscience approach;
•
our ability to improve, and the rate of improvement in, our precision neuroscience approach, or to realize benefits from such improvements;
•
our expectations related to our precision neuroscience approach, including but not limited to whether it will have the same impact as data-driven precision medicine has had on the oncology field;
•
our ability to achieve our mission to redefine neuroscience drug development by bringing forward the next generation of novel therapies that offer improved treatment outcomes and quality of life for patients suffering from brain diseases;
•
our ability to scale our company;
•
the timing of milestone payments;
•
our intentions and our ability to establish collaborations and/or partnerships, and whether such collaborations and/or partnerships are successful;
•
the timing or likelihood of regulatory filings and approvals for our product candidates;
•
our commercialization, marketing and manufacturing, including any capabilities and expectations related thereto;
•
our ability to keep pace with new technological developments;
•
impact from future regulatory, judicial, and legislative changes or developments in the United States and foreign countries;
•
our intentions with respect to the commercialization of our product candidates, if approved;
•
the pricing and reimbursement of our product candidates, if approved;
•
the implementation of our business model and strategic plans for our business and product candidates, including additional indications for which we may pursue;
•
our ability to maintain our technical operations infrastructure to avoid errors, delays, or cybersecurity breaches;

i

•
our ability to effectively manage our growth, including our ability to retain and recruit personnel, and maintain our culture;
•
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•
our expected use of proceeds from this offering and our existing cash, cash equivalents and marketable securities;
•
the period over which we estimate our existing cash, cash equivalents, and marketable securities and the net proceeds from this offering will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
the performance of our third-party suppliers and manufacturers;
•
our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•
the impact to our business from general political conditions, including but not limited to, disruptions in U.S. government operations and funding, geopolitical conflicts such as the war between Russia and Ukraine and any sanctions or other repercussions that may result therefrom;
•
the impact to our business from general economic conditions, including but not limited to, rising inflation, recession risk, low consumer confidence and increasing interest rates;
•
the potential effects of the COVID-19 pandemic, or other public health crises, on our clinical and preclinical programs and business;
•
developments and projections relating to our competitors and our industry, including competing products; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements contained herein for any reason after the date of this report to conform these statements to new information, actual results or changes in our expectations, except as required by applicable law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website, Securities and Exchange Commission filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with the public about our company, our business and other issues. It is possible that the information that we make available may be deemed to be material information. We, therefore, encourage investors and others interested in our company to review the information that we make available on our website.

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$412,284	$240,943
Short-term marketable securities	97,281	130,941
Restricted cash	—	50
Prepaid expenses and other current assets	16,170	16,021
Total current assets	525,735	387,955
Long-term marketable securities	9,913	23,511
Property and equipment, net	1,934	2,411
Operating lease right-of-use assets	5,954	8,231
Restricted cash	1,213	1,213
Other assets	—	2,913
Total assets	$544,749	$426,234
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,229	$7,147
Accrued liabilities	23,347	11,536
Early exercise liability, current portion	149	1,644
Operating lease liabilities, current portion	3,398	3,370
Total current liabilities	29,123	23,697
Operating lease liabilities, net of current portion	2,745	5,072
Early exercise liability, net of current portion	188	628
Total liabilities	32,056	29,397
Commitments and contingencies (Note 7)
Convertible preferred stock	—	843,687
Stockholders’ equity (deficit):
Common stock	15	3
Additional paid-in capital	1,107,693	21,430
Accumulated other comprehensive loss	(311)	(774)
Accumulated deficit	(594,704)	(467,509)
Total stockholders’ equity (deficit)	512,693	(446,850)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$544,749	$426,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$41,601	$22,549	$103,855	$68,226
Acquired in-process research and development	—	—	—	13,000
General and administrative	15,263	8,053	34,239	23,926
Total operating expenses	56,864	30,602	138,094	105,152
Loss from operations	(56,864)	(30,602)	(138,094)	(105,152)
Other income (expense):
Interest income	3,838	1,406	10,965	2,276
Other income (expense), net	(1)	(148)	(66)	118
Total other income	3,837	1,258	10,899	2,394
Net loss	(53,027)	(29,344)	(127,195)	(102,758)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	137	(284)	463	(1,154)
Comprehensive loss	$(52,890)	$(29,628)	$(126,732)	$(103,912)
Net loss per share, basic and diluted	$(1.14)	$(1.06)	$(3.59)	$(3.83)
Weighted-average shares outstanding, basic and diluted	46,691	27,646	35,428	26,841

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited, in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2022	104,417	$843,687	32,612	$3	$21,430	$(774)	$(467,509)	$(446,850)
Issuance of common stock upon exercise of stock options	—	—	219	—	602	—	—	602
Repurchase of unvested early exercised stock options	—	—	(123)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	1,282	—	—	1,282
Unrealized gain on marketable debt securities	—	—	—	—	—	476	—	476
Stock-based compensation	—	—	—	—	2,195	—	—	2,195
Net loss	—	—	—	—	—	—	(35,625)	(35,625)
Balance as of March 31, 2023	104,417	843,687	32,708	3	25,509	(298)	(503,134)	(477,920)
Issuance of common stock upon exercise of stock options	—	—	114	—	404	—	—	404
Vesting of restricted common stock	—	—	—	—	125	—	—	125
Unrealized loss on marketable debt securities	—	—	—	—	—	(150)	—	(150)
Stock-based compensation	—	—	—	—	2,543	—	—	2,543
Net loss	—	—	—	—	—	—	(38,543)	(38,543)
Balance as of June 30, 2023	104,417	843,687	32,822	3	28,581	(448)	(541,677)	(513,541)
Conversion of convertible preferred stock into common stock upon initial public offering	(104,417)	(843,687)	104,417	10	843,677	—	—	843,687
Issuance of common stock upon initial public offering, net of offering costs of $23,452	—	—	14,710	1	226,617	—	—	226,618
Issuance of common stock upon exercise of stock options	—	—	537	1	1,510	—	—	1,511
Sale and issuance of common stock	—	—	127		810	—	—	810
Issuance of restricted common stock subject to repurchase	—	—	382	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	47	—	—	47
Forfeiture of restricted stock subject to repurchase	—	—	(297)	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	—	—	137	—	137
Stock-based compensation	—	—	—	—	6,451	—	—	6,451
Net loss	—	—	—	—	—	—	(53,027)	(53,027)
Balance as of September 30, 2023	—	$—	152,698	$15	$1,107,693	$(311)	$(594,704)	$512,693

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited, in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2021	94,710	$729,858	31,985	$3	$11,381	$—	$(336,605)	$(325,221)
Issuance of common stock upon exercise of stock options	—	—	65	—	164	—	—	164
Vesting of restricted common stock	—	—	—	—	606	—	—	606
Unrealized loss on marketable debt securities	—	—	—	—	—	(178)	—	(178)
Stock-based compensation	—	—	—	—	1,654	—	—	1,654
Net loss	—	—	—	—	—	—	(43,042)	(43,042)
Balance as of March 31, 2022	94,710	729,858	32,050	3	13,805	(178)	(379,647)	(366,017)
Issuance of common stock upon exercise of stock options	—	—	87	—	258	—	—	258
Issuance of common stock as noncash consideration related to an acquisition of assets	—	—	5	—	24	—	—	24
Issuance of common stock upon early exercise of stock options	—	—	442	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	340	—	—	340
Forfeiture of restricted stock subject to repurchase	—	—	(48)	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	—	—	(692)	—	(692)
Stock-based compensation	—	—	—	—	1,751	—	—	1,751
Net loss	—	—	—	—	—	—	(30,372)	(30,372)
Balance as of June 30, 2022	94,710	729,858	32,536	3	16,178	(870)	(410,019)	(394,708)
Issuance of Series B convertible preferred stock, net of issuance costs of $151	7,426	87,244	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	59	—	148	—	—	148
Vesting of restricted common stock	—	—	—	—	86	—	—	86
Unrealized loss on marketable debt securities	—	—	—	—	—	(284)	—	(284)
Stock-based compensation	—	—	—	—	2,101	—	—	2,101
Net loss	—	—	—	—	—	—	(29,344)	(29,344)
Balance as of September 30, 2022	102,136	$817,102	32,595	$3	$18,513	$(1,154)	$(439,363)	$(422,001)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(127,195)	$(102,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	13,000
Stock-based compensation	11,189	5,506
Net accretion and amortization of investments in marketable securities	(3,068)	(243)
Noncash operating lease expense	2,469	1,323
Depreciation and amortization	502	447
Change in fair value of convertible preferred stock warrants	—	(261)
Other noncash expenses	54	227
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,274)	(1,561)
Other assets	—	7,623
Accounts payable	1,331	1,863
Accrued liabilities	8,646	(8,651)
Operating lease liabilities	(2,490)	(1,045)
Net cash used in operating activities	(111,836)	(84,530)
Investing activities:
Purchases of marketable securities	(89,000)	(178,274)
Cash paid for an acquisition of assets	—	(13,000)
Proceeds from sales and maturities of marketable securities	139,783	31,779
Purchases of property and equipment	(73)	(488)
Net cash provided by (used in) investing activities	50,710	(159,983)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	232,565	—
Proceeds from exercise of stock options	2,517	2,616
Proceeds from the issuance of common stock	810	—
Proceeds from issuance of convertible preferred stock, net of issuance cost	—	87,244
Repurchase of unvested early exercised shares	(491)	—
Payments for offering costs	(2,984)	(950)
Net cash provided by financing activities	232,417	88,910
Net change in cash and cash equivalents and restricted cash	171,291	(155,603)
Cash and cash equivalents and restricted cash at beginning of year	242,206	409,372
Cash and cash equivalents and restricted cash at end of year	$413,497	$253,769
Components of cash and restricted cash:
Cash and cash equivalents	412,284	$252,509
Restricted cash	1,213	1,260
Total cash and cash equivalents and restricted cash	$413,497	$253,769

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$20
Conversion of preferred stock into common stock upon completion of initial public offering	$843,687	$—
Offering costs related to initial public offering included in accounts payable and accrued liabilities	$2,963	$184

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Organization and Liquidity

Description of Business

Neumora Therapeutics, Inc. (the Company), was originally incorporated in the State of Delaware in November 2019, and is headquartered in Watertown, Massachusetts.

The Company is a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. The Company’s therapeutic pipeline currently consists of seven clinical and preclinical neuroscience programs that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases.

As of September 30, 2023, the Company has devoted a significant portion of its financial resources and efforts to building its organization, acquiring technologies and companies, executing clinical and preclinical studies, conducting research and development, identifying and developing potential product candidates, building its precision neuroscience tools, organizing and staffing the Company, business planning, establishing, maintaining and protecting its intellectual property portfolio, raising capital and providing general and administrative support for these operations. The Company has not generated revenue from the sale of products.

The Company is progressing the development of its pipeline with the planned initiation of multiple clinical trials across its programs over the next 12 to 18 months to support numerous anticipated data readouts. The Company’s most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD). The Company has initiated a pivotal Phase 3 program for navacaprant monotherapy in patients with moderate to severe MDD and anticipates releasing topline results for the KOASTAL-1 study in the second half of 2024.

Reverse Stock Split

On September 8, 2023, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 7.8463-for-1 basis (the “Reverse Stock Split”). The par value and authorized shares of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All share data and per share data amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

Initial Public Offering

On September 19, 2023, the Company completed its initial public offering (IPO), pursuant to which it issued and sold an aggregate of 14,710,000 shares of its common stock at a price to the public of $17.00 per share, resulting in net proceeds of $226.6 million, after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. Upon the closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into 104,417,415 shares of common stock (see Note 9).

In connection with the completion of its IPO, on September 19, 2023, the Company’s certificate of incorporation was amended and restated to authorize 700,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of preferred stock, par value of $0.0001 per share.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and as of September 30, 2023, had an accumulated deficit of $594.7 million. As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $519.5 million, which are available to fund future operations. The Company believes that its existing cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient to support operations for at least the next 12 months from the date these condensed consolidated financial statements were available to be issued.

The Company expects to incur additional losses in the future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, enhances its precision neuroscience approach and programs, expands its product pipeline, seeks regulatory approval, prepares for commercialization, as well as hires additional personnel, protects its intellectual property and grows its business. The Company will need to raise additional capital to support its continuing operations and pursue its long-term business plan, including to complete the development and commercialization of its product candidates, if approved. Such activities are subject to significant risks and uncertainties, including clinical failure which can impact the Company’s ability to secure

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

additional funding. The Company expects to finance its cash needs through a combination of public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties, or other sources of financing. However, there is no guarantee that any of these financing or opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

2.
Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding annual financial reporting. The condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2023, condensed consolidated statements of operations and comprehensive loss and statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2023 and 2022, condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s prospectus related to its IPO filed September 18, 2023, pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. These judgments, estimates and assumptions are used for, but not limited to, accrued research and development expenses, accounting for acquisitions of assets, fair value of certain assets and liabilities, the fair value of the Company’s convertible preferred stock, the fair value of the Company’s common stock, stock-based compensation, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, and uncertain tax positions and the valuation allowance for net deferred tax assets. Actual results may differ from the Company’s estimates.

Risks and Uncertainties

The Company is subject to certain risks and uncertainties, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on future financial position or results of operations: successfully develop, manufacture, and market any approved products; obtain regulatory approval from the U.S. Food and Drug Administration or foreign regulatory agencies prior to commercial sales; new technological innovations; dependence on key personnel, protection of intellectual property; compliance with governmental regulations; uncertainty of market acceptance of any approved products; product liability; and the need to obtain additional financing.

Although the World Health Organization has declared that COVID-19 no longer represents a global health emergency, the actual and perceived impact of COVID-19 and any effect on the Company’s business cannot be predicted. As a result, there can be no assurance that the Company will not experience additional negative impacts associated with COVID-19, which could be significant and may further delay the Company’s initiation of preclinical studies and clinical trials, interrupt its supply chain, disrupt regulatory activities, or

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

have other adverse effects on its business and operations. The Company’s focus remains on promoting measures intended to help minimize its risk of exposure to the virus for its employees, including policies that allow its employees to work remotely.

Marketable Securities

The Company invests its excess cash in marketable debt securities with high credit ratings including but not limited to money market funds, securities issued by the U.S. government and its agencies, commercial paper and corporate debt securities that are accounted for as available-for-sale and carried at fair value. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on marketable securities, if any, are included in other income (expense), net. The cost of securities sold is determined based on the trade date using the specific identification method.

The Company periodically assesses its available-for-sale debt securities for impairment. For debt securities in an unrealized loss position, this assessment first considers the Company’s intent to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value within other income (expense), net. For debt securities in an unrealized loss position that do not meet the aforementioned criteria, the Company assesses whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security is considered, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recorded in other income (expense), net, limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recorded through an allowance for credit losses is recognized in other comprehensive income (loss). Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the un-collectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recorded in other income (expense), net.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company measures fair value by maximizing the use of observable inputs, where available, and minimizing the use of unobservable inputs when measuring fair value. Financial assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized in the fair value hierarchy based upon the lowest level of input that is significant to the fair value as follows:

Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable inputs for similar assets or liabilities. These include quoted prices for identical or similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value of the instrument.

Acquisitions

The Company evaluates mergers, acquisitions, and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or an acquisition of assets. The Company first identifies who is the acquiring entity by determining if the target is a legal entity or a group of assets or liabilities. If control over a legal entity is being evaluated, the Company also evaluates if

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

the target is a variable interest or voting interest entity. For acquisitions of voting interest entities, the Company applies a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test is met, the transaction is accounted for as an acquisition of assets. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

For an acquisition of assets, a cost accumulation model is used to determine the cost of the acquisition. Common stock and convertible preferred stock issued as consideration in an acquisition of assets are generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an acquisition of assets. The Company also evaluates which elements of a transaction should be accounted for as a part of an acquisition of assets and which should be accounted for separately.

The cost of an acquisition of assets, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an acquisition of assets. Any difference between the cost of an acquisition of assets and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. Assets acquired as part of an acquisition of assets that are considered to be in-process research and development intangible assets (IPR&D) are immediately expensed and recorded as a component of acquired in-process research and development expense in the condensed consolidated statements of operations and comprehensive loss unless there is an alternative future use in other research and development projects.

In addition to upfront consideration, the Company’s acquisitions of assets may also include contingent consideration payments to be made for future milestone events or royalties on net sales of future products. The Company assesses whether such contingent consideration is subject to liability classification and fair value measurement or meets the definition of a derivative. Contingent consideration payments in an acquisition of assets not required to be classified as a liability at fair value, or are accounted for as derivatives that qualify for a scope exception from derivative accounting, are recognized when the contingency is resolved, and the consideration is paid or becomes payable. Contingent consideration payments required to be classified as a liability, or are accounted for as derivatives and do not qualify for a scope exception from derivative accounting, are recorded at fair value on the date of the acquisition and are subsequently remeasured to fair value at each reporting date. Contingent consideration payments made prior to regulatory approval are expensed as incurred. Any future payments that are contingent upon continued services to the Company are treated as compensation and recognized when it is probable such amounts will become payable.

If the target legal entity is determined to be a variable interest entity (VIE) and not a business, all tangible and intangible assets acquired, including any IPR&D assets but excluding goodwill, and liabilities assumed, including contingent consideration, are recorded at their fair values. If the acquisition is determined to be a business combination, all tangible and intangible assets acquired, including any IPR&D assets, and liabilities assumed, including contingent consideration, are recorded at their fair values. Goodwill is recognized for any difference between the consideration transferred and fair value determination. In addition, direct transaction costs in connection with business combinations are expensed as incurred, rather than capitalized.

The tax basis of assets acquired in either a business combination or acquisition of assets are compared to the book basis of such assets resulting in the recognition of deferred tax assets and liabilities.

Deferred Offering Costs

Deferred offering costs, consisting of direct incremental legal, consulting, banking, and accounting fees incurred related to the Company’s IPO, have been capitalized and were offset against proceeds in stockholders' equity upon the consummation of the offering in September 2023. As of December 31, 2022, $2.9 million of deferred offering costs were capitalized and included in other assets in the condensed consolidated balance sheet. As of September 30, 2023, there were no capitalized deferred offering costs.

Research and Development Expenses and Related Prepaid Assets and Accrued Liabilities

Research and development costs are expensed as incurred. Research and development expenses primarily consist of internal research and development expense, including personnel-related expenses (such as salaries, benefits and noncash stock-based compensation) and other expenses, including laboratory supplies and other non-capital equipment utilized for in-house research, research and consulting expenses, software development costs, license fees and allocated expenses, including facilities costs and depreciation and amortization; external research and development expenses incurred under arrangements with vendors conducting research and development services on its behalf, such as contract research organizations (CROs), preclinical testing organizations and contract manufacturing organizations

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(CMOs). Costs to develop the Company’s platform information technologies are recorded as research and development expense unless the criteria to be capitalized as internal-use software costs is met. Payments made prior to the receipt of goods or services to be used in research and development are capitalized, evaluated for current or long-term classification, and included in prepaid expenses and other current assets or other assets in the condensed consolidated balance sheets based on when the goods are received or the services are expected to be received or consumed, and recognized in research and development expenses when they are realized.

The Company is required to estimate expenses resulting from its obligations under contracts with vendors, service providers and clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows that do not match the periods over which materials or services are provided. The Company estimates and records accrued expenses for the related research and development activities based on the level of services performed but not yet invoiced pursuant to agreements established with its service providers, according to the progress of preclinical studies, clinical trials or related activities, and discussions with applicable personnel and service providers as to the progress or state of consummation of goods and services.

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company estimates accrued expenses as of each balance sheet date in its condensed consolidated financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of CROs, CMOs and other third-party vendors. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its estimate may vary from the actual results. To date, the Company has not experienced material differences between its accrued expenses and actual expenses.

Stock-Based Compensation

The Company maintains equity incentive plans (the Plans) as a long-term incentive for employees, directors, and service providers. The Company accounts for all stock-based awards based on their fair value on the date of the grant. For stock-based awards with service only vesting conditions, the Company recognizes expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For awards with performance vesting conditions, the Company evaluates the probability of achieving the performance vesting condition at each reporting date. The Company begins to recognize expense for awards with performance-based vesting conditions using an accelerated attribution method when it is deemed probable that the performance condition will be met. For awards with both market and service vesting conditions, the Company recognizes expense using the accelerated attribution method over the derived requisite service period. Stock-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur.

The fair value of stock option awards with only service conditions and/or performance-based vesting conditions are estimated on the date of grant using the Black-Scholes option pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the expected dividend yield. The fair value of stock options awards with market-based vesting conditions is estimated on the grant date using the Monte Carlo simulation model, which utilizes subjective assumptions, including volatility and the derived service periods, that determine the probability of satisfying the market condition stipulated in the award to estimate the fair value of the award. The fair value of restricted stock awards is based on the estimated fair value of the Company’s common stock on the grant date.

The fair value of the Company’s common stock is determined by the Company’s board of directors with the assistance of management. The fair value of common stock is determined using valuation methodologies which utilize certain assumptions, including probability weighting of events, volatility, time to an exit event, a risk-free interest rate and an assumption for a discount for lack of marketability. In determining the fair value of common stock, the methodologies used to estimate the enterprise value of the Company were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss, such as unrealized losses on the Company’s available-for-sale marketable securities.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements Not Yet Adopted

The Company continues to monitor new accounting pronouncements issued by the FASB and does not believe any recently issued accounting pronouncements, which have not yet been adopted, will have a material impact on the Company's condensed consolidated financial statements.

3.
Cash Equivalents and Marketable Securities

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the period indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$389,534	$—	$—	$389,534
Total cash equivalents	$389,534	$—	$—	$389,534
Marketable securities:
U.S. government and agency debt securities	$35,504	$1	$(214)	$35,291
Commercial paper	64,850	4	(90)	64,764
Corporate debt securities	7,151	1	(13)	7,139
Total marketable securities	107,505	6	(317)	107,194
Total cash equivalents and marketable securities	$497,039	$6	$(317)	$496,728

The following table summarizes the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the period indicated:

The Company’s marketable securities by contractual maturity (in thousands):

September 30, 2023
Within one year	$97,281
After one year through two years	9,913
Total marketable securities	$107,194

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$183,353	$—	$—	$183,353
Total cash equivalents	$183,353	$—	$—	$183,353
Marketable securities:
U.S. government and agency debt securities	$57,534	$—	$(272)	$57,262
Commercial paper	55,425	—	(237)	55,188
Corporate debt securities	42,267	1	(266)	42,002
Total marketable securities	$155,226	$1	$(775)	$154,452
Total cash equivalents and marketable securities	$338,579	$1	$(775)	$337,805

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s marketable securities by contractual maturity were (in thousands):

December 31, 2022
Within one year	$130,941
After one year through two years	23,511
Total marketable securities	$154,452

As of September 30, 2023, the Company has not realized any material gains or losses on its marketable securities, including any impairment charges on its securities related to expected credit losses. As of September 30, 2023, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at September 30, 2023 (see Note 4).

4.
Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including prepaid expenses and other current assets, accounts payable, accrued liabilities and the current portion of operating lease liabilities approximate fair value due to the short-term nature of those instruments.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$389,534	$—	$—	$389,534
Marketable securities:
U.S. government and agency debt securities	23,381	11,910	—	35,291
Commercial paper	—	64,764	—	64,764
Corporate debt securities	—	7,139	—	7,139
Total assets measured at fair value	$412,915	$83,813	$—	$496,728

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$183,353	$—	$—	$183,353
Marketable securities:
U.S. government and agency debt securities	44,777	12,485	—	57,262
Commercial paper	—	55,188	—	55,188
Corporate debt securities	—	42,002	—	42,002
Total assets measured at fair value	$228,130	$109,675	$—	$337,805

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. The Company estimates the fair value of its commercial paper, corporate debt securities and U.S. government and agency debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

5.
Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Prepaid research and development costs ($3.1 million and $11.9 million from related party in 2023 and 2022, respectively)	$13,950	$13,484
Prepaid other	1,552	1,618
Other receivables	668	919
Total prepaid expenses and other current assets	$16,170	$16,021

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Compensation and benefits	$9,581	$8,400
Accrued clinical trial and preclinical costs	5,497	652
Professional services	3,870	1,187
Accrued research and development services	4,024	889
Other	375	408
Total accrued liabilities	$23,347	$11,536

6.
Acquisitions of Assets

BlackThorn Therapeutics, Inc.

In June 2020, the Company entered into an agreement and plan of merger (BlackThorn Merger Agreement) to acquire all of the equity interests of BlackThorn Therapeutics, Inc. (BlackThorn), which became effective in September 2020. The Company acquired BlackThorn for its in-process research and development programs, including an antagonist of the Kappa Opioid Receptor (navacaprant (NMRA-140)) for the treatment of major depressive disorders and an antagonist of the Vasopressin 1a Receptor (NMRA-511) for the treatment of agitation in Alzheimer's disease. The Company also gained access to a cloud-based computational psychiatry and data platform that was being developed to support drug target identification, patient stratification and objective clinical trial endpoints. Both navacaprant and NMRA-511 were exclusively licensed to BlackThorn by The Scripps Research Institute (TSRI). The acquisition was accounted for as an acquisition of assets.

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment of $90.0 million that will become due upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. None of the BlackThorn Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. The Company expects to settle the $90.0 million Phase 3 navacaprant dosing milestone in the fourth quarter of 2023 (see Note 14). None of the other Blackthorn Milestones have been achieved and no such amounts were deemed due or payable as of September 30, 2023.

BlackThorn Carveout Plan

The BlackThorn Merger Agreement required that the Company establish a carveout plan (the BlackThorn Carveout Plan), pursuant to which each BlackThorn stock option holder as of immediately prior to the closing date was allocated a certain number of units (the BlackThorn Carveout Units) based on the number of shares underlying the outstanding options held by each participant at that time. Each BlackThorn Carveout Unit represents a right to receive a portion of the BlackThorn Milestone payment (the BlackThorn Carveout Payments) upon the later of (i) the achievement of a BlackThorn Milestone and (ii) the vesting of the BlackThorn Carveout Unit.

The BlackThorn Carveout Units vest based on time-based schedules that mirror the vesting schedules for the original option awards held by each participant. As of the closing date in September 2020, a portion of the BlackThorn Carveout Units corresponding to the pre-acquisition service periods were fully vested (Vested Carveout Units). The remainder of the BlackThorn Carveout Units vest subject to the continued service of the participants.

The Vested Carveout Units represent contingent consideration for the acquisition as they are attributable to pre-acquisition services rendered by the participants and continuing service is not required for the participants to receive future payments upon a BlackThorn Milestone being achieved. The Company will recognize the contingent consideration obligation for the Vested Carveout Units when the contingency is resolved, and the consideration becomes payable. The BlackThorn Carveout Units that were unvested as of the closing date are dependent on the continued service of participants and were deemed to be a compensation arrangement. The Company recognizes compensation starting from the time payment becomes probable over each participant’s service period.

The Company expects to settle the Phase 3 navacaprant dosing milestone in the fourth quarter of 2023. As of September 30, 2023, none of the other BlackThorn Milestones had been achieved, and no contingent consideration obligation related to the BlackThorn Milestones was deemed due or payable (see Note 14) and the Company recorded $1.8 million of compensation related to the BlackThorn Carveout Units with a corresponding offset to accrued liabilities.

Syllable Life Sciences, Inc.

In September 2020, the Company entered into an agreement and plan of merger (Syllable Merger Agreement) to acquire all of the outstanding equity of Syllable Life Sciences, Inc. (Syllable). The Company acquired Syllable to gain access the rights granted to Syllable under an exclusive license agreement (as amended, the Harvard License Agreement) with President and Fellows of Harvard College (Harvard) and an associated behavior analysis machine learning and computer vision software tool which Syllable was developing to identify and quantify behavior as an indicator of neurological conditions. The transaction was accounted for as an acquisition of assets.

The former stockholders of Syllable are entitled to contingent consideration in the form of development milestones of up to an aggregate of $5.0 million (Syllable Milestones). At the Company’s sole discretion, the Syllable Milestone payments may be settled, in cash or shares equity of the Company, or a combination of both, subject to the provisions of the Syllable Merger Agreement and were not subject to liability classification and/or derivative accounting. Any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. As of September 30, 2023, none of the Syllable Milestones had been achieved and no such amounts were deemed due or payable.

Alairion, Inc.

In November 2020, the Company entered into an agreement and plan of merger (Alairion Merger Agreement) to acquire all of the outstanding equity of Alairion, Inc. (Alairion). The acquisition of Alairion allowed the Company to expand its program pipeline by gaining rights to two preclinical stage research and development programs focused on the treatment of sleep disorders, an H1 receptor antagonist program (the H1 Program) and a GABA receptor positive allosteric modulator program (the GABA Program). The acquisition

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

also provided the Company with access to a license for software that records sleep and related drug discovery and optimization technology platform. The transaction was accounted for as an acquisition of assets.

The holders of Alairion common stock outstanding as of immediately prior to the closing date received non-transferable rights to future milestone payments of up to $33.5 million upon the achievement of specified development events and $135.0 million upon the achievement of specified commercialization events related to the H1 Program and the GABA Program (the Alairion Milestones).

The Alairion Milestone payments may be settled, at the Company’s sole discretion, in cash or shares of the Company, or a combination of both, subject to the provisions of the Alairion Merger Agreement. None of the Alairion Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. As of September 2023, none of the Alairion Milestones have been recognized. In March 2022, the Company paused the active program acquired from Alairion while it assesses pre-IND feedback received from the FDA and considers alternative options for that program.

Alairion Carveout Plan

The Alairion Merger Agreement also required the Company to establish a carveout plan (the Alairion Carveout Plan) pursuant to which a portion of the payments under the Alairion Milestones, up to $3.0 million (the Alairion Carveout Payments), are reserved for participants under the Alairion Carveout Plan. Participants in the Alairion Carveout Plan are comprised of former Alairion employees, several of whom were retained as employees or consultants of the Company post-acquisition. Under the Alairion Carveout Plan, the Company granted the participants retention units, each representing a right to receive future payments upon the completion of Phase 2 clinical studies with respect to either the H1 Program or the GABA Program and achievement of the related Alairion Milestone, subject to the continued service of the participant until such time and were deemed to be a compensation arrangement. The retention units are forfeited if a participant’s service is terminated prior to the receipt of results from the Phase 2 clinical studies associated with the H1 Program and GABA Program. The Company will recognize such compensation starting from the time payment becomes probable over each participant’s service period. As of September 30, 2023, it was not probable that Phase 2 clinical studies would be achieved, and no compensation related to the Alairion Carveout Plan had been recorded.

Amgen Inc. Licenses

In September 2021, the Company entered into two license agreements with Amgen Inc. (Amgen) pursuant to which it obtained exclusive, worldwide licenses to develop, manufacture, use, commercialize and distribute products containing compounds that are directed to, in one case, CK1δ, and in the other case, glucocerebrocidase (GCase), both for the treatment of neurodegenerative diseases (the Amgen License Agreements) and related know-how and clinical material (collectively, the Amgen IPR&D Assets). Concurrently, the Company also executed a research collaboration agreement as well as a stock purchase agreement with Amgen. Both agreements were deemed to be separate transactions and not accounted for as part of the acquisition of assets. The Company accounted for these transactions as acquisitions of assets.

The total upfront consideration transferred to Amgen of 20.0 million shares of the Company's Series A-2 convertible preferred stock, with an acquisition date fair value of $157.0 million was allocated to the Amgen IPR&D Assets.

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the Amgen Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of September 30, 2023, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, until a specified period of time following the achievement of the first successful Phase 2 clinical trial for any licensed product, if the Company chooses to sell, transfer, sublicense or divest rights to a licensed product in certain major markets, Amgen has a period of time to enter into an agreement with the Company for such rights. The Company determined that these rights of first negotiation were not freestanding instruments from the Amgen License Agreements and did not meet the definition of a derivative.

Vanderbilt License

In February 2022, the Company and Vanderbilt University (Vanderbilt) entered into a license agreement (Vanderbilt License Agreement). Pursuant to the Vanderbilt License Agreement, as amended, the Company obtained an exclusive, worldwide royalty-bearing, sublicensable (subject to certain restrictions) license under certain patent rights and a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain know-how covering small molecule positive allosteric modulators (PAMs) predominantly of the muscarinic acetylcholine receptor subtype 4 (M4) to develop, manufacture, and commercialize products, processes and services covered by such patent rights or that incorporate or use such know-how, for any and uses (the Vanderbilt IPR&D Assets). Concurrently, the Company also executed a sponsored research agreement (see Note 8) with Vanderbilt. The sponsored research agreement was deemed to be separate transactions and not accounted for as part of the acquisition of assets. The acquisition of Vanderbilt IPR&D Assets became effective in February 2022.

The licensed patent rights are subject to Vanderbilt’s right to use the patent rights for research, internal non-commercial use, and educational purposes. The Company intends to develop the PAMs for the treatment of schizophrenia and other neuropsychiatric disorders. The Company has agreed to use commercially reasonable efforts to develop and commercialize licensed products, and to achieve certain development milestones.

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets, which was immediately recognized as acquired in-process research and development expense in the condensed consolidated statement of operations and comprehensive loss as it was determined to have no alternative future use as of the acquisition date. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the Vanderbilt Milestones). In addition, the Company is obligated to pay Vanderbilt low-double-digit percentage of sublicense income it receives for sublicenses entered into before the achievement of a specified event. Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of September 30, 2023, none of the Vanderbilt Milestones had been achieved and no such amounts were deemed due and payable (see Note 14).

In addition, the Company also has an exclusive option, exercisable for a specified period of time, to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to a sponsored research agreement the between the Company and Vanderbilt, which was entered into at the same time as the Vanderbilt License Agreement. The Company determined that the right to negotiate was not a freestanding instrument from the Vanderbilt License Agreement and did not meet the definition of a derivative.

7.
Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware corporate law. The Company currently has directors’ and officers’ insurance.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Other Commitments

The Company has various manufacturing, clinical, research and other contracts with vendors in the conduct of the normal course of its business. Such contracts are generally terminable with advanced written notice and payment for any products or services received by the Company through the effective time of termination and any non-cancelable and non-refundable obligations incurred by the vendor at the effective time of the termination. In the case of terminating a clinical trial agreement at a particular site, the Company would also be obligated to provide continued support for appropriate medical procedures at that site until completion or termination.

8.
Strategic License and Research and Collaboration Agreements

2015 TSRI License Agreement

In connection with the acquisition of BlackThorn (see Note 6), the Company gained certain exclusive rights to intellectual property related to Kappa Opioid Receptor and V1aR Receptor Antagonist programs as well as an oxytocin receptors positive allosteric modulator program (collectively, the TSRI Programs) under a license agreement between BlackThorn and TSRI originally entered into in November 2015 (as amended, the 2015 TSRI License Agreement). The technology licensed under the 2015 TSRI License Agreement is used in the Company’s navacaprant and NMRA-511 research and development programs.

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage ranging from the mid-single digits to sub teen double digits of any sublicensing revenues the Company receives. As of September 30, 2023, none of the milestones had been achieved and no royalties were due under the 2015 TSRI License Agreement.

Harvard License Agreement

In connection with the acquisition of Syllable (see Note 6), the Company gained exclusive rights covering certain behavior imagining and behavioral tracking software under a license agreement between Syllable and Harvard originally entered into in June 2020.

Under the Harvard License Agreement, as amended, the Company was obligated, among other things, to pay Harvard (i) nominal annual license maintenance fees, (ii) mid-single digit royalties on future net sales of each royalty-bearing product that utilized the licensed technology, and (iii) a portion of any sub licensing revenues the Company received ranging from the high teens to low-double digits. Effective as of March 31, 2023, Harvard and the Company agreed to terminate the agreement. Prior to termination of the agreement, the Company had not met any of the development or sales-based milestones.

Research and Collaboration Agreement with Amgen

In September 2021, and concurrently with the Amgen License Agreements (see Note 6), the Company entered into a research collaboration agreement with Amgen (Amgen Collaboration Agreement) to collectively discover drug targets, biomarkers, and other insights associated with central nervous system (CNS) diseases utilizing Amgen’s deCODE genetics and human data research capabilities. The Company received exclusive rights under intellectual property generated in the collaboration to exploit therapeutic compounds and diagnostics for use with therapeutics in the CNS field and Amgen received exclusive rights to exploit therapeutic compounds and diagnostics for use with therapeutics outside of the CNS field. The agreement is governed by the Joint Research Committee (JRC), which is made up of equal representatives from each of the Company and Amgen to manage the progress and direction of research and development activities. All decisions made by the JRC shall be by consensus with each party having one vote, and if the JRC cannot reach a consensus, the dispute shall be referred to each company’s executive officers. If the executive officers fail to reach a consensus, the Company will have final decision-making authority provided that the matter does not relate to the approval of, or any material change to, a project, decisions to acquire rights from a third party, decisions or activities that are in conflict with Amgen’s database usage or data access rights, or the approval of external costs and expenses relating to certain new data generation activities or certain new dataset acquisitions, as such matters require mutual agreement.

In return for Amgen performing research and development activities under the agreement, the Company is committed to making non-refundable, non-creditable quarterly payments over the first two years totaling $50.0 million and for the third year $12.5 million.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Additionally, the Company will reimburse Amgen for certain direct, out-of-pocket external costs and expenses that are incurred in the performance of the activities under the Amgen Collaboration Agreement.

The term of the agreement is up to five years, although it will terminate after three years if the Company and Amgen do not mutually agree upon a compensation structure for years four and five. If the parties do not reach an agreement at least 30 days prior to the end of year three, the Amgen Collaboration Agreement will automatically terminate upon its third anniversary. Further, either party can terminate the Amgen Collaboration Agreement upon material uncured breach or bankruptcy by the other party, in which case all amounts that have become due through the date of termination are non-refundable.

Amgen also has an exclusive option to negotiate, and the right of first negotiation, to obtain exclusive, worldwide licenses to research, develop, commercialize, and otherwise exploit up to two therapeutic compounds or any pharmaceutical product containing such therapeutic compound arising from the collaboration. That right exists with respect to each compound for a certain period of time following positive Phase 2 results for that compound. The Company determined that these rights were not freestanding instruments from the Amgen Collaboration Agreement and did not meet the definition of a derivative. Upon execution of the Amgen Collaboration Agreement in September 2021, the Company was obligated to start paying Amgen non-refundable quarterly payments of $6.3 million. As of September 30, 2023 and December 31, 2022, the related prepaid research and development costs included in the condensed consolidated balance sheet were $3.1 million and $11.9 million, respectively, within prepaid expenses and other current assets. The Company recorded $8.1 million and $6.1 million of related research and development expenses during the three months ended September 30, 2023 and 2022, respectively. The Company recorded $24.4 million and $20.4 million of related research and development expenses during the nine months ended September 30, 2023 and 2022, respectively.

Sponsored Research Agreement with Vanderbilt

In February 2022, concurrently with the Vanderbilt License Agreement (see Note 6), the Company entered into a sponsored research agreement with Vanderbilt (Vanderbilt Research Agreement), pursuant to which Vanderbilt agreed to provide the Company research services to develop a M4 PAM back-up program.

The Vanderbilt Research Agreement, as amended, is governed by the Joint Steering Committee (JSC) which is made up of three representatives from each of the Company and Vanderbilt to manage the progress and direction of research and development activities. All decisions made by the JSC shall be by consensus with each party having one vote, and if the JSC cannot reach a consensus, then (i) each party shall make the final decision on non-strategic, day to day, operational matters related to the implementation of research program activities conducted, managed, controlled or directed by such party, and (ii) the Company will have final decision-making authority with respect to material operation and strategic decisions.

In return for Vanderbilt performing research and development activities under the agreement, the Company agreed to make quarterly payments for research up to a total of $1.7 million on an annual basis. The term of the agreement was extended from February 2023 to September 2023. Vanderbilt may terminate the agreement upon 60 days’ written notice. The Company may terminate the agreement upon 30 days’ written notice, subject to the Company paying reasonable costs incurred by Vanderbilt to wind-down the program and all costs incurred and non-cancellable commitments made prior to the termination date.

In addition, the Company also has an exclusive option to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research (see Note 6).

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

9.
Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Upon closing of the IPO, all of the outstanding convertible preferred stock automatically converted into 104,417,415 shares of common stock. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

As of December 31, 2022, the Company’s convertible preferred stock consisted of the following:

	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference
	(in thousands)
Series A-1	47,471	5,915	$38,208	$46,413
Series A-2	697,948	88,952	693,263	697,948
Series B	74,930	9,550	112,216	112,395
Total convertible preferred stock	820,349	104,417	$843,687	$856,756

Amgen Future Financing

Subject to certain conditions, Amgen was obligated to provide the Company with additional financing of up to $100.0 million in equity securities. This obligation terminated upon the completion of the IPO. This future financing was a freestanding financial instrument and was not subject to liability classification and/or derivative accounting. The value of this future financing was determined to be de minimis at issuance and as of December 31, 2022 and prior to termination, as it would be settled based on the same terms and conditions other third parties would receive.

Common Stock

Common stock outstanding in the condensed consolidated balance sheet and condensed consolidated statement of convertible preferred stock and stockholders’ equity (deficit) as of September 30, 2023 includes 1,249,708 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services and 637,240 shares of restricted stock that vest based on performance conditions (see Note 11). Common stock reserved for future issuance consisted of the following:

September 30, 2023
(in thousands)
Shares reserved for options and restricted stock units issued under the Plans	14,445
Shares reserved for issuance under the Plans	15,289
Total	29,734

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 6). As of September 30, 2023, none of the milestone conditions have been met and no shares have been reserved for potential future issuances.

10.
Preferred Stock Warrants

In connection with the BlackThorn acquisition in September 2020, the Company issued preferred stock warrants to purchase up to 292,193 shares of Series A-1 convertible preferred stock with an exercise price of $10.60 per share. In December 2022, 210,481 preferred stock warrants were exercised and the remaining 81,712 preferred stock warrants expired as of December 31, 2022. As a result, in December 2022, the Company issued 157,371 shares of Series A-1 convertible preferred stock, including 104,563 to a related party, upon the exercise and net exercise of preferred stock warrants.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

11.
Stock-Based Compensation

2023 Equity Incentive Plan

In September 2023, the Company adopted the 2023 Equity Incentive Plan (the 2023 Plan) that became effective in connection with the Company’s IPO. The 2023 Plan provides for the grant of stock options, restricted stock awards, restricted stock unit awards, and other stock-based awards to employees, directors, and non-employee service providers of the Company.

Awards granted under the 2023 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period although may be granted with different vesting terms. The 2023 Plan initially reserved 16,373,061 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance under the 2023 Plan.

2023 Employee Share Purchase Plan

In September 2023, the Company adopted the 2023 Employee Share Purchase Plan (the 2023 ESPP) that became effective in connection with the Company’s IPO. The 2023 ESPP initially reserved 1,526,984 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance under the 2023 ESPP.

2020 Equity Incentive Plan

In January 2020, the Company adopted the 2020 Equity Incentive Plan (the 2020 Plan) that provides for the grant of stock options, restricted stock awards, restricted stock unit awards, and other stock-based awards to employees, directors, and non-employee service providers of the Company. The 2020 Plan was suspended in connection with the Company’s IPO and no further grants will be made under the 2020 Plan. The 2020 Plan continues to govern the terms and conditions of outstanding awards granted under the 2020 Plan.

2015 Equity Incentive Plan

Upon the closing of the BlackThorn acquisition in September 2020, the Company assumed BlackThorn’s 2015 Equity Incentive Plan (the 2015 Plan, and collectively with the 2020 Plan and 2023 Plan, the Plans), pursuant to which outstanding stock options previously granted under the 2015 Plan converted into stock options to purchase common stock of the Company, which remain subject to the terms and conditions of the 2015 Plan. The 2015 Plan was suspended in connection with the closing of the acquisition of BlackThorn in September 2020.

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2022	8,570	$3.79	8.2	$24,085
Granted	7,351	7.59
Exercised	(870)	2.90
Canceled and forfeited	(1,189)	3.50
Expired	(216)	3.18
Outstanding as of September 30, 2023	13,646	$5.92	8.5	$113,854
Vested as of September 30, 2023	3,035	$3.97	6.1	$30,762
Exercisable as of September 30, 2023	3,258	$3.87	6.2	$33,349

The stock option activity table above excludes options granted to purchase 446,068 shares of common stock that were originally granted with market conditions to one of the Company’s executives.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Early Exercise of Employee Stock Options

The Company’s Plans allow for certain employees to exercise their stock options prior to vesting into shares of restricted common stock. The proceeds from early exercised stock options are recorded as liabilities in the condensed consolidated balance sheets at the time of exercise and reclassified to common stock and additional paid-in capital as the underlying stock options vest and the Company’s repurchase right lapses. As of September 30, 2023, the Company had issued 1,004,607 shares of restricted common stock upon the early exercise of unvested stock options, of which 808,867 shares had vested and 122,987 unvested shares had been repurchased, such that 72,753 shares or restricted stock remained outstanding and unvested.

Restricted Stock Activity

The Company’s Plans allow for the grant of restricted common stock and restricted stock units to certain employees, executives, non-employee scientific advisors, and third-party service providers. The restrictions lapse over time primarily according to service-based vesting conditions of each award. In the event of a voluntary or involuntary termination of the holder’s continuous provision of services to the Company, any unvested portion of the restricted stock award is automatically forfeited.

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2022	2,902	$0.90	—	$—
Granted	509	8.93	353	17.00
Vested	(1,908)	0.88	—	—
Forfeited	(42)	1.18	—	—
Outstanding and unvested as of September 30, 2023	1,461	$3.71	353	$17.00

The restricted stock activity table above excludes 254,896 shares of restricted common stock issued to certain of the Company’s scientific advisors which vest based on the achievement of certain performance conditions to be separately defined and approved by the Company’s board of directors. As the performance conditions had not been determined as of September 30, 2023, the criteria for establishing a grant date, and accordingly a measurement date, were not met as of that date.

Award with Market and Performance Conditions

In June 2021, the Company granted stock options to purchase 446,068 shares of its common stock to one of its executive officers with an exercise price of $2.52 per share that contained both market and service conditions (the Market Award). Subject to the holder’s continued service, the Market Award provided for vesting in four equal tranches once the Company’s stock price exceeded certain thresholds. The original grant-date fair value of the Market Award of $0.9 million was determined using a Monte Carlo simulation model using an expected volatility of 100.0% and risk-free rate of 1.6%.

In January 2022, the Company amended the terms of the Market Award such that the award would vest in three modified tranches. One tranche of 223,034 stock options was based on a performance condition and two tranches of 111,517 stock options each were based on revised Company stock price thresholds and/or vesting schedules, subject to the holder’s continued service. The modification resulting in a performance-based tranche was determined to be a probable-to-improbable modification and the modification resulting in two revised market-based tranches were determined to be probable-to-probable modifications. The modification resulted in $0.3 million in total incremental expense.

In June 2023, the Company amended the terms such that vesting schedule for the two tranches of 111,517 stock options each that were based on the Company stock price thresholds would instead vest monthly over 3 years, subject to the holder’s continued service. The modification of the two market-based tranches were deemed to be probable-to-probable modifications. The modification resulted in $0.1 million in total incremental expense.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The unrecognized original grant-date fair value, together with incremental expense, is recognized as compensation for each tranche over the requisite service period. For the three and nine months ended September 30, 2023 stock-based compensation related to the tranches was $0.3 million, and includes expense recognized for the performance-based tranche as the performance condition was met upon the completion of the Company’s IPO. For the three and nine months ended September 30, 2022, stock-based compensation related to the tranches was not material, and no expense was recognized for the performance-based tranche as the performance condition was not probable of being met.

Awards with Performance Conditions

In 2020, the Company approved 700,965 stock options and 892,136 restricted common stock to certain of the Company’s scientific advisors, which vest based on the achievement of performance conditions to be determined and continued service to the Company.

In December 2022 and January 2023, the Company’s board of directors established performance conditions for 337,738 stock options and 63,724 stock options, respectively, such that the criteria for establishing a grant date, and accordingly a measurement date, were met for these performance stock options and the remaining 299,503 stock options with performance conditions to be established were cancelled in July 2023 because certain of the Company’s scientific advisors were terminated. Further, as of September 30, 2023, the performance conditions for 382,344 restricted common stock were established, 254,896 restricted common stock with performance conditions to be established were cancelled in July 2023 because certain of the Company’s scientific advisors were terminated and the performance conditions for the remaining 254,896 restricted common stock have yet to be established.

As of September 30, 2023, it was probable that certain of the development related milestones would be met for the performance stock options and performance restricted stock that were granted and for which expense was recognized using the accelerated attribution method. For the three and nine months ended September 30, 2023, the Company recognized expense related to these awards with performance conditions that were probable of being met of $0.4 million and $0.9 million, respectively.

Award Modification

In August 2023, the Company accelerated unvested stock options and extended the post-termination exercise period for such award in connection with the resignation of a member of its board of directors in connection with the IPO. The modification resulted in the recognition of $0.9 million in stock-based compensation.

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$2,184	$929	$5,142	$2,564
General and administrative	4,267	1,172	6,047	2,942
Total stock-based compensation	$6,451	$2,101	$11,189	$5,506

As of September 30, 2023, there was $63.0 million and $11.0 million of unrecognized stock-based compensation related to stock options and restricted stock awards outstanding, respectively, including stock options and restricted common stock for which achievement of milestones was not probable, which were expected to be recognized over a weighted-average remaining service period of 2.7 years and 2.1 years, respectively.

Services Agreement

In May 2020, the Company entered into a services agreement with a vendor for assistance in evaluating assets and technologies in the field of neurodegeneration. In return for services provided, the Company agreed to issue the vendor shares of its common stock representing a value of $1.0 million upon the achievement of certain milestones tied to the successful in-license or acquisition of assets (the Milestone Shares). The Company concluded the Milestone Shares are stock settled debt that are required to be classified as a liability

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

and recognized at such time the milestones are probable of being met. As of September 30, 2023, the milestones were not probable of being met.

12.
Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net loss	$(53,027)	$(29,344)	$(127,195)	$(102,758)
Denominator:
Weighted-average common shares outstanding, basic, and diluted	46,691	27,646	35,428	26,841
Net loss per share, basic and diluted	$(1.14)	$(1.06)	$(3.59)	$(3.83)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2023	2022
	(in thousands)
Convertible preferred stock	—	102,136
Preferred stock warrants	—	292
Common stock options and restricted stock units	14,445	8,576
Performance stock options (with performance conditions to be established)	—	701
Early exercised stock options subject to future vesting	73	564
Unvested restricted stock awards	1,460	3,173
Performance restricted stock (with performance conditions to be established)	255	892
Total	16,233	116,334

13.
Related Party Transactions

In September 2022, the Company issued 2,973,800 shares of its Series B convertible preferred stock for total cash proceeds of $35.0 million to two significant stockholders that have designated members on the Company’s board of directors and each of whom is considered to be a related party.

In December 2022, 104,563 preferred stock warrants held by a related party were exercised at $10.60 per share (see Note 10).

As of September 30, 2023 and December 31, 2022, the Company was obligated to pay Amgen $3.1 million and $6.3 million, respectively, under the Amgen Collaboration Agreement, which was recorded within current liabilities on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, $3.1 million and $11.9 million, related to amounts prepayable to Amgen were recorded as prepaid expenses and other current assets on the condensed consolidated balance sheets. During the three months ended September 30, 2023 and 2022, the Company recorded $8.1 million and $6.1 million, respectively, of research and development expenses with Amgen. During the nine months ended September 30, 2023 and 2022, the Company recorded $24.4 million and $20.4 million, respectively, of research and development expenses with Amgen (see Note 8).

Subject to certain conditions, Amgen was also obligated to provide the Company with additional financing of up to $100.0 million. This obligation terminated upon the completion of the Company’s IPO (see Note 9).

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

14.
Subsequent Events

Contingent Consideration

In October 2023, a BlackThorn Milestone of $90.0 million became due upon dosing the first patient in the Phase 3 clinical trial for navacaprant, pursuant to the terms of the BlackThorn Merger Agreement (see Note 6).

In October 2023, a development milestone of $2.0 million became due pursuant to the terms of the Vanderbilt License Agreement (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our final prospectus filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (Securities Act) on September 18, 2023 (Prospectus) that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-274229). This discussion and analysis contains forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involves risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those discussed in the forward-looking statements as a result of several factors including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. We have rapidly scaled our therapeutic pipeline, which currently consists of seven clinical and preclinical neuroscience programs that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. We expect to continue to progress the development of our pipeline with the planned initiation of multiple clinical trials across our programs over the next 12 to 18 months, which supports numerous anticipated data readouts. Our most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), which we believe has the potential to provide significant advantages relative to the standard of care, if approved. We have initiated a pivotal Phase 3 program for navacaprant monotherapy in patients with moderate to severe MDD and anticipate releasing topline results for the KOASTAL-1 study in the second half of 2024.

As shown in the table below, our current pipeline comprises seven programs, three of which are expected to be in clinical development by year-end 2023 and four of which are in preclinical development.

We were incorporated in November 2019 and commenced operations thereafter. To date, we have focused primarily on building our organization, acquiring technologies and companies, developing our precision neuroscience approach, identifying and developing potential product candidates, executing clinical and preclinical studies, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings, and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

In September 2023, we completed our initial public offering (IPO) pursuant to which we issued and sold an aggregate of 14,710,000 shares of our common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.6 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. As of September 30, 2023, we had $519.5 million in cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of the condensed consolidated financial statements.

Since our inception, we have incurred significant net losses, which are primarily attributable to acquired intangible in-process research and development intangible asset (IPR&D) costs pursuant to our acquisitions, which occurred in 2020 and were accounted for as an acquisition of assets. We expect to continue to incur significant losses for the foreseeable future as we continue to advance the development of our product candidates and approach, and incur additional costs associated with being a public company. Our net losses were $53.0 million and $29.3 million for the three months ended September 30, 2023 and 2022, respectively. Our net losses were $127.2 million and $102.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $594.7 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and our expenditures on research and development activities.

We will need substantial additional funding to support our continuing operations and pursue our long-term business plan, including to complete the development and commercialization of our product candidates, if approved. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties, or other sources of financing. We may not be able to raise additional capital on terms acceptable to us or at all. If we are unable to raise additional capital on acceptable terms when needed, our business, results of operations, and financial condition would be adversely affected. The amount and timing of our future funding requirements will depend on many factors including the successful advancement of our precision neuroscience approach, programs, and product candidates. Our ability to raise additional funds may also be adversely impacted by potential worsening global economic conditions and disruptions to, and volatility in, the credit and financial markets in the United States and worldwide.

Acquisitions of Assets

We have completed various acquisitions. For details regarding our acquisitions, see Note 6 – Acquisitions of Assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Strategic License and Research and Collaboration Agreements

We have assumed license arrangements with certain third parties as a result of our acquisitions and have entered into several additional agreements with various parties. For details regarding these agreements, see Note 8 –Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment of $90.0 million that will become due upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the

BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. We expect to settle the $90.0 million Phase 3 navacaprant dosing milestone in the fourth quarter of 2023. None of the other BlackThorn Milestones have been achieved and no such amounts were deemed due or payable as of September 30, 2023.

In October 2023, the milestone payment of $90.0 million became due upon dosing the first patient in the Phase 3 clinical trial for navacaprant, which may be made in stock, cash or a combination of the two.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. As of September 30, 2023, none of the milestones had been achieved and no such amounts were deemed due or payable. In October 2023, we met a development milestone of $2.0 million that we expect to pay in cash in the fourth quarter of 2023.

COVID-19 Impact

Although the World Health Organization has declared that COVID-19 no longer represents a global health emergency, the actual and perceived impact of COVID-19 and any effect on our business cannot be predicted. As a result, there can be no assurance that we will not experience additional negative impacts associated with COVID-19, which could be significant and may delay our initiation of preclinical studies and clinical trials, interrupt our supply chain, disrupt regulatory activities or have other adverse effects on our business and operations. Our focus remains on promoting measures intended to help minimize our risk of exposure to the virus for our employees, including policies that allow our employees to work remotely.

For additional details regarding the COVID-19 pandemic’s impact on our business and operations, see the section titled “Risk Factors.”

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses consist of external and internal expenses, and primarily relate to our discovery efforts and development of our precision neuroscience approach, programs, and product candidates. We account for acquired in-process research and development expenses from our strategic acquisitions, which accounts for a significant portion of our operating expenses, separately from research and development expenses.

External research and development expenses include, among others, amounts incurred with contract research organizations (CROs), contract manufacturing organizations (CMOs), preclinical testing organizations and other vendors that conduct research and development activities on our behalf. Internal research and development expenses include, among others, personnel-related costs, including salaries, benefits and stock- based compensation for employees engaged in research and development functions, laboratory supplies and other non-capital equipment utilized for in-house research, software development costs and allocated expenses including facilities costs and depreciation and amortization.

Because we are working on multiple research and development programs at any one time, we track our external expenses by the stage of program, clinical or preclinical. However, our internal expenses, including unallocated costs, employees and infrastructure are not directly tied to any one program and are deployed across multiple programs. As such, we do not track internal expenses on a specific program basis.

We expense research and development costs as incurred. Amounts recorded for external goods or services incurred for research and development activities that have not yet been invoiced are included in accrued liabilities in our condensed consolidated balance sheets and often represent estimates. We estimate accrued expenses and the related research and development expense based on the level of services performed but not yet invoiced pursuant to agreements established with our service providers, according to the progress of preclinical studies, clinical trials or related activities, and discussions with applicable personnel and service providers as to the progress or state of consummation of goods and service. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid expenses or other current assets or accrued liabilities. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

We expect our research and development expenses to increase substantially for the foreseeable future as we incur costs to further develop our precision neuroscience approach and advance our programs and product candidates through clinical development and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical and preclinical research to obtain regulatory approval is costly and time- consuming, and the successful development of our product candidates is highly uncertain. As a result of the uncertainties discussed below, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

Our research and development expenses may vary significantly based on factors such as:

•
per patient trial costs;
•
the number of trials required for approval;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible patients;
•
the number of patients that participate in the trials;
•
the drop-out or discontinuation rates of patients;
•
potential additional safety monitoring requested by regulatory agencies;
•
the duration of patient participation in the trials and follow-up;
•
the cost and timing of manufacturing our product candidates;
•
the phase of development of our product candidates;
•
the efficacy and safety profile of our product candidates;
•
the number and scope of preclinical and IND-enabling studies;
•
the effectiveness of our precision neuroscience approach at identifying target patient populations and utilizing the approach to enrich our patient population in our clinical trials;
•
employee-related costs for personnel engaged in the design, development, testing and enhancement of our precision neuroscience related technology;
•
the extent to which we establish additional collaboration or license agreements;
•
whether we choose to partner any of our product candidates and the terms of such partnership; and
•
the impact of general economic conditions, such as rising inflation and increasing interest rates.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and future clinical trials.

Acquired In-Process Research and Development

Acquired in-process research and development expenses consist of existing research and development projects at the time of the acquisition. Projects that qualify as IPR&D assets represent those that have not yet reached technological feasibility and have no alternative future use. Our acquisitions of assets have all included IPR&D assets that had not yet reached technological feasibility and had no alternative future use, which resulted in a write-off of these IPR&D assets to acquired in-process research and development expenses in our condensed consolidated statement of operations and comprehensive loss.

General and Administrative

General and administrative expenses include, among others, personnel-related costs, including salaries, benefits, and stock-based compensation for our employees in executive, finance, and other administrative functions, legal fees, professional fees incurred for accounting, audit, and tax services, recruiting costs, and other allocated expenses, including facilities costs and depreciation and amortization not included in research and development expenses. Legal fees are included within general and administrative expenses and are related to corporate and intellectual property related matters.

We expect our general and administrative expenses to increase substantially in the foreseeable future as we continue to support our research and development activities, grow our business and, if any of our product candidates receive marketing approval, commence commercialization activities. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to public companies, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of our convertible preferred stock warrant liability prior to settlement in 2022.

Results of Operations

For the Three Months Ended September 30, 2023 and 2022

The following table summarizes our result of operations for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$41,601	$22,549	$19,052
General and administrative	15,263	8,053	7,210
Total operating expenses	56,864	30,602	26,262
Loss from operations	(56,864)	(30,602)	(26,262)
Other income (expense):
Interest income	3,838	1,406	2,432
Other income (expense), net	(1)	(148)	147
Total other income	3,837	1,258	2,579
Net loss	$(53,027)	$(29,344)	$(23,683)

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$13,861	$2,822	$11,039
NMRA-511 program	2,074	158	1,916
Preclinical programs	4,734	3,486	1,248
Internal and unallocated expenses:
Personnel-related costs	9,210	6,944	2,266
Other costs	11,722	9,139	2,583
Total research and development expenses	$41,601	$22,549	$19,052

Research and development expenses increased by $19.1 million, or 84%, to $41.6 million for three months ended September 30, 2023 from $22.5 million for the three months ended September 30, 2022 as we ramped up our clinical and preclinical programs and related activities. Direct external program expenses increased by $14.2 million, of which $11.0 million was related to navacaprant primarily due to start-up activities for our Phase 3 clinical trials, $1.9 million was attributable to NMRA-511 primarily driven by our Phase 1 clinical trial and $1.2 million was attributable to increased research and development activities primarily related to our NMRA-266 preclinical program. Internal and unallocated expenses increased by $4.8 million, of which $2.3 million related to higher personnel-related costs, including $1.3 million related to stock-based compensation, as we grew our headcount and $2.3 million related to an increase in contracted research and consulting activities, mainly due to higher activities under our research and collaboration agreements with Amgen and with other vendors.

General and Administrative Expenses

General and administrative expenses increased by $7.2 million, or 90%, to $15.3 million for the three months ended September 30, 2023 from $8.1 million for the three months ended September 30, 2022 as we continued to expand our administrative functions to support our business and operate as a public company. The increase was primarily attributable to $6.3 million higher personnel-related costs, including $3.1 million related to stock-based compensation, as we grew our headcount, and $1.3 million higher legal and other professional services. The increase was partially offset by a decrease of $0.3 million related to the allocation of facilities expenses.

Interest Income

Interest income increased by $2.4 million, or 173%, to $3.8 million for the three months ended September 30, 2023 from $1.4 million for the three months ended September 30, 2022, which was attributable to increased interest earned on our cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net was not material for the three months ended September 30, 2023. Other income (expense), net was $0.1 million for the three months ended September 30, 2022, which was primarily attributable to the change in fair value of our convertible preferred stock warrant liability.

For the Nine Ended September 30, 2023 and 2022

The following table summarizes our result of operations for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$103,855	$68,226	$35,629
Acquired in-process research and development	—	13,000	(13,000)
General and administrative	34,239	23,926	10,313
Total operating expenses	138,094	105,152	32,942
Loss from operations	(138,094)	(105,152)	(32,942)
Other income (expense):
Interest income	10,965	2,276	8,689
Other income (expense), net	(66)	118	(184)
Total other income (expense)	10,899	2,394	8,505
Net loss	$(127,195)	$(102,758)	$(24,437)

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$22,554	$7,982	$14,572
NMRA-511 program	5,718	463	5,255
Preclinical programs	13,987	12,418	1,569
Internal and unallocated expenses:
Personnel-related costs	26,054	19,669	6,385
Other costs	35,542	27,694	7,848
Total research and development expenses	$103,855	$68,226	$35,629

Research and development expenses increased by $35.6 million, or 52%, to $103.9 million for nine months ended September 30, 2023 from $68.2 million for the nine months ended September 30, 2022 as we ramped up our clinical and preclinical programs and related activities. Direct external program expenses increased by $21.4 million, of which $14.6 million was related to navacaprant primarily due to start-up activities for our Phase 3 clinical trials, $5.3 million was attributable to NMRA-511 primarily driven by our Phase 1 clinical trial and $1.6 million was attributable to increased research and development activities primarily related to our NMRA-266 preclinical program. Internal and unallocated expenses increased by $14.2 million, of which $5.6 million related to an increase in contracted research and consulting activities, mainly due to higher activities under the research and collaboration agreements with Amgen and with other vendors. The remaining increase of $8.6 million was mainly driven by $6.4 million in increased personnel-related costs, including $2.6 million related to stock-based compensation, as we grew our headcount and a $1.3 million increase in facilities-related costs mainly due to the sublease of additional premises in August 2022.

Acquired In-Process Research and Development Expenses

There were no in-process research and development expenses for the nine months ended September 30, 2023. Acquired in-process research and development expenses were $13.0 million for nine months ended September 30, 2022, which consisted of costs to acquire rights to IPR&D assets upon the execution of our in-license from Vanderbilt in 2022, as these assets had not yet reached technological feasibility and had no alternative future use.

General and Administrative Expenses

General and administrative expenses increased by $10.3 million, or 43%, to $34.2 million for the nine months ended September 30, 2023 from $23.9 million for the nine months ended September 30, 2022 as we continued to expand our administrative functions to support our business. The increase was primarily attributable to $7.1 million higher personnel-related costs, including $3.1 million related to stock-based compensation, as we grew our headcount, $2.6 million higher legal and other professional services and a $0.4 million increase in external services mainly related to medical affairs.

Interest Income

Interest income increased by $8.7 million, to $11.0 million for the nine months ended September 30, 2023 from $2.3 million for the nine months ended September 30, 2022, which was attributable to increased interest earned on our cash equivalents and marketable securities.

Other Income (Expense), Net

Other income (expense), net was not material for the three months ended September 30, 2023. Other income (expense), net was $0.1 million for the nine months ended September 30, 2022, which was primarily attributable to the change in fair value of our convertible preferred stock warrant liability.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2023, we had $519.5 million of cash, cash equivalents and marketable securities. Prior to our IPO we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes and raised gross cash proceeds of over $600 million including from the sale of convertible preferred stock, borrowings pursuant to convertible promissory notes and cash acquired in our acquisitions of assets. On September 19, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.6 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million.

Since our inception, we have not generated any revenue from the sale of products and we have incurred significant net losses and negative cash flows from operations. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach, programs, and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As of September 30, 2023, we had an accumulated deficit of $594.7 million.

Future Funding Requirements

We expect our expenses and operating losses will increase substantially over the foreseeable future as we continue our research and development efforts, advance our product candidates through clinical and preclinical development, enhance our precision neuroscience approach and programs, expand our product pipeline, seek regulatory approval, prepare for commercialization, as well as hire additional personnel and protect our intellectual property, Furthermore, as a result of the completion of our IPO on September 19, 2023, we expect to incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from period to period, depending on the factors described below. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The expected increase in expenses will be driven in large part by our ongoing activities, and our future capital requirements will depend on many factors, including:

•
the scope, timing, progress, costs and results of discovery, preclinical development and clinical trials for our current or future product candidates;
•
the number of clinical trials required for regulatory approval of our current or future product candidates;
•
the costs, timing and outcome of regulatory review of any of our current or future product candidates;
•
the costs associated with acquiring or licensing additional product candidates, technologies or assets, including the timing and amount of any milestones, royalties or other payments due in connection with our acquisitions and licenses;
•
the cost of manufacturing clinical and commercial supplies of our current or future product candidates;

•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;
•
the effectiveness of our precision neuroscience approach at identifying target patient populations and utilizing our approach to enrich our patient population in our clinical trials;
•
our ability to maintain existing, and establish new, strategic collaborations or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•
our ability to access additional multimodal patient datasets;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•
the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•
expenses to attract, hire and retain skilled personnel;
•
the costs of operating as a public company;
•
our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payers;
•
the effect of macroeconomic trends including inflation and rising interest rates;
•
addressing any potential supply chain interruptions or delays, including those related to the COVID-19 pandemic;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in business, products and technologies.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of the condensed consolidated financial statements. However, we anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. We expect to continue to expend significant resources for the foreseeable future.

To complete the development and commercialization of our product candidates, if approved, we will require substantial additional funding. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our operations through public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties, or other sources of financing.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(111,836)	$(84,530)
Investing activities	50,710	(159,983)
Financing activities	232,417	88,910
Net change in cash and cash equivalents and restricted cash	$171,291	$(155,603)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $111.8 million, which consisted of a net loss of $127.2 million, which was partially offset by $11.1 million in noncash charges and a change in our net operating assets and liabilities of $4.2 million. The noncash charges primarily consisted of $11.2 million of stock-based compensation, $2.5 million of noncash operating lease expense and $0.5 million of depreciation and amortization, partially offset by $3.1 million of net accretion of discounts on marketable securities. The change in our net operating assets and liabilities primarily resulted from and an increase of $10.0 million in accounts payable and accrued liabilities due to increased activities and the timing of our accounts payable, partially offset by an increase of $3.3 million in prepaid expenses and other current assets related to our clinical programs and collaboration with Amgen and a decrease of $2.5 million in operating lease liabilities.

Net cash used in operating activities for the nine months ended September 30, 2022 was $84.5 million, which consisted of a net loss of $102.8 million and a change in our net operating assets and liabilities of $1.8 million, which was partially offset by $20.0 million in noncash charges. Our net operating assets and liabilities primarily resulted from a decrease of $6.8 million in accounts payable and accrued liabilities due to the payment of annual bonuses and timing of our accounts payable and a decrease of $1.0 million in operating lease liabilities, partially offset by a decrease of $6.1 million in prepaid expenses and other current assets and other assets primarily related to our collaboration with Amgen. The noncash charges primarily consisted of $13.0 million of IPR&D assets acquired from Vanderbilt that were expensed to acquired in-process research and development upon acquisition because the assets had not yet reached technological feasibility and had no alternative future use, $5.5 million of stock-based compensation, $1.3 million of noncash operating lease expense and $0.4 million of depreciation and amortization, partially offset by $0.2 million of accretion of discounts on marketable securities.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $50.7 million, which primarily consisted of $139.8 million in proceeds from sales and maturities of marketable securities, partially offset by $89.0 million in purchases of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2022 was $160.0 million, which consisted of $178.3 million in purchases of marketable securities, $13.0 million of cash used to acquire IPR&D assets from Vanderbilt and $0.5 million of purchases of property and equipment primarily to support our research and development activities, partially offset by proceeds of $31.8 million from sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $232.4 million, which primarily consisted of $232.6 million in proceeds from the issuance of common stock upon the completion of our IPO, net of underwriting commissions and discounts and $2.5 million in proceeds from exercise of stock options, partially offset by $3.0 million in payments of issuance costs in connection with our IPO.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $88.9 million, which consisted of $87.2 million from the issuance and sale of our Series B convertible preferred stock and $2.6 million in proceeds from the exercise of stock options, partially offset by $1.0 million in payments for offering costs.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our operating leases for our office and laboratory facilities located in Massachusetts and California with noncancelable lease terms expiring between 2023 and 2025. Additionally, we have amounts due to Amgen under our September 2021 research and collaboration arrangement over the next twelve months totaling $12.5 million. See Note 8 – Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements for further information.

We have entered into a number of acquisitions of assets that are summarized in Note 6 – Acquisitions of Assets to our condensed consolidated financial statements. As part of these acquisitions of assets, we are obligated to pay cash and/or stock for future contingent payments that are dependent upon future events, and in some cases, vesting by the recipient of the contingent payment, such as our achievement of certain development, regulatory, and commercial milestones. We have also assumed license arrangements with various third parties, primarily as a result of our acquisitions, and have entered into additional agreements that are summarized in Note 8 –Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are uncertain and dependent upon future events such as our achievement of certain development, regulatory, and commercial milestones royalties, and sublicensing revenue in the future, as applicable. In October 2023, in connection with our acquisition of BlackThorn, a milestone of $90.0 million became due upon dosing the first patient in the Phase 3 clinical trial for navacaprant, which may be made in stock, cash or a combination of the two. In October 2023, in connection with our Vanderbilt License Agreement, a development milestone of $2.0 million became due, which we expect to pay in cash in the fourth quarter of 2023.

Critical Accounting Estimates

Our management’s discussion and analysis of the financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles, or GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Our estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates from those described under in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our Prospectus, except that from the effectiveness date of our registration statement on Form S-1 (File No. 333-274229), we have a publicly traded stock price and no longer require common stock valuations.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

JOBS Act Accounting Smaller Reporting Company Elections

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies.

We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our condensed consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.

We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company.

We have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non- affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act) and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may, however, in the ordinary course of business become involved in legal proceedings. Regardless of outcome, litigation could have a material adverse effect on our us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Prospectus dated September 14, 2023 filed by us with the SEC pursuant to Rule 424(b)(4) under the Securities Act, relating to our registration statement on Form S-1 (File No. 333-274229). Any of these factors could result in a significant or material adverse effect on our result of operations or financial conditions. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

On September 19, 2023, our registration statement on Form S-1 (File No. 333- 274229) relating to our IPO of common stock became effective. The IPO closed on September 19, 2023 at which time we issued 14,710,000 shares of common stock at a public offering price of $17.00 per share. We received net proceeds from the IPO of approximately $226.6 million, after deducting the underwriting discounts and commissions of $17.5 million and expenses of $6.0 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. J.P. Morgan Securities LLC, BofA Securities, Inc., Stifel, Nicolaus & Company, Incorporated, Guggenheim Securities, LLC, RBC Capital Markets, LLC and William Blair & Company, L.L.C. acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 18, 2023.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	9/19/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	9/19/2023	3.2
4.1	Reference is made to Exhibts 3.1 through 3.2
4.2	Form of Common Stock Certificate.	S-1/A	9/11/2023	4.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

+ This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neumora Therapeutics, Inc.

Date: November 1, 2023	By:	/s/ Henry O. Gosebruch
Henry O. Gosebruch
Chief Executive Officer

Date: November 1, 2023	By:	/s/ Joshua Pinto, Ph.D.
Joshua Pinto, Ph.D.
Chief Financial Officer