Form 10-Q
period 2024-03-31
Neumora Therapeutics, Inc.
filed 2024-05-07
CIK 1885522

03ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 1, 2024, the registrant had 159,523,997 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the period over which we estimate our existing cash, cash equivalents, and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
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

ii

iii

Part I—Financial Information

Item 1. Financial Statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,927	$374,038
Short-term marketable securities	239,788	79,944
Prepaid expenses and other current assets	20,070	24,297
Total current assets	442,785	478,279
Long-term marketable securities	302	9,845
Property and equipment, net	1,635	1,790
Operating lease right-of-use assets	4,276	5,068
Restricted cash	1,213	1,213
Total assets	$450,211	$496,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,492	$337
Accrued liabilities	19,493	21,257
Early exercise liability, current portion	133	139
Operating lease liabilities, current portion	3,491	3,378
Total current liabilities	24,609	25,111
Operating lease liabilities, net of current portion	938	1,853
Early exercise liability, net of current portion	122	155
Total liabilities	25,669	27,119
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	1,181,829	1,172,570
Accumulated other comprehensive loss	(148)	(76)
Accumulated deficit	(757,155)	(703,434)
Total stockholders’ equity	424,542	469,076
Total liabilities and stockholders’ equity	$450,211	$496,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$45,757	$29,485
General and administrative	14,317	9,683
Total operating expenses	60,074	39,168
Loss from operations	(60,074)	(39,168)
Other income (expense):
Interest income	6,365	3,569
Other expense, net	(12)	(26)
Total other income	6,353	3,543
Net loss	(53,721)	(35,625)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(72)	476
Comprehensive loss	$(53,793)	$(35,149)
Net loss per share, basic and diluted	$(0.34)	$(1.22)
Weighted-average shares outstanding, basic and diluted	157,943	29,277

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited, in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	—	$—	158,832	$16	$1,172,570	$(76)	$(703,434)	$469,076
Issuance of common stock upon exercise of stock options	—	—	525	—	1,845	—	—	1,845
Vesting of restricted common stock	—	—	—	—	41	—	—	41
Unrealized loss on marketable debt securities	—	—	—	—	—	(72)	—	(72)
Stock-based compensation	—	—	—	—	7,373	—	—	7,373
Net loss	—	—	—	—	—	—	(53,721)	(53,721)
Balance as of March 31, 2024	—	$—	159,357	$16	$1,181,829	$(148)	$(757,155)	$424,542

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2022	104,417	$843,687	32,612	$3	$21,430	$(774)	$(467,509)	$(446,850)
Issuance of common stock upon exercise of stock options	—	—	219	—	602	—	—	602
Repurchase of unvested early exercised stock options	—	—	(123)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	1,282	—	—	1,282
Unrealized gain on marketable debt securities	—	—	—	—	—	476	—	476
Stock-based compensation	—	—	—	—	2,195	—	—	2,195
Net loss	—	—	—	—	—	—	(35,625)	(35,625)
Balance as of March 31, 2023	104,417	$843,687	32,708	$3	$25,509	$(298)	$(503,134)	$(477,920)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(53,721)	$(35,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,373	2,195
Non-cash operating lease expense	791	799
Depreciation and amortization	158	158
Net accretion of investments in marketable securities	(1,147)	(892)
Other noncash expenses	—	15
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,351	7,858
Accounts payable	1,155	(6,012)
Accrued liabilities	(4,113)	(736)
Operating lease liabilities	(802)	(801)
Net cash used in operating activities	(42,955)	(33,041)
Investing activities:
Purchases of marketable securities	(185,804)	(41,483)
Proceeds from sales and maturities of marketable securities	36,578	44,336
Purchases of property and equipment	—	(36)
Cash paid for acquisition of assets	(775)	—
Net cash (used in) provided by investing activities	(150,001)	2,817
Financing activities:
Proceeds from exercise of stock options	1,845	602
Repurchase of unvested early exercised shares	—	(491)
Payments for deferred offering costs	—	(10)
Net cash provided by financing activities	1,845	101
Net change in cash and cash equivalents and restricted cash	(191,111)	(30,123)
Cash and cash equivalents and restricted cash at beginning of year	375,251	242,206
Cash and cash equivalents and restricted cash at end of year	$184,140	$212,083
Components of cash and restricted cash:
Cash and cash equivalents	$182,927	$210,870
Restricted cash	1,213	1,213
Total cash and cash equivalents and restricted cash	$184,140	$212,083

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

As of March 31, 2024, the Company has devoted a significant portion of its financial resources and efforts to building its organization, acquiring technologies and companies, executing clinical and preclinical studies, conducting research and development, identifying and developing potential product candidates, building its precision neuroscience tools, organizing and staffing the Company, business planning, establishing, maintaining and protecting its intellectual property portfolio, raising capital and providing general and administrative support for these operations. The Company has not generated revenue from the sale of products.

The Company’s most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD) and other neuropsychiatric diseases. In 2023, the Company initiated a Phase 3 program called the KOASTAL program evaluating navacaprant monotherapy in patients with moderate to severe MDD. The Company anticipates releasing topline results from the KOASTAL-1 study in the fourth quarter of 2024 and topline results from the KOASTAL-2 and KOASTAL-3 studies in the first half of 2025. We also expect to initiate a Phase 2 study for navacaprant in bipolar depression in the second quarter of 2024 and anticipate releasing results from that study in 2025.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and as of March 31, 2024, had an accumulated deficit of $757.2 million. As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $423.0 million, which are available to fund future operations. The Company believes that its existing cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient to support operations for at least the next 12 months from the date these condensed consolidated financial statements are issued.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2024, condensed consolidated statements of operations and comprehensive loss, statement of stockholders’ equity (deficit), and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Form 10-K.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Marketable Securities

The Company invests its excess cash in marketable debt securities with high credit ratings including but not limited to money market funds, securities issued by the U.S. government and its agencies, commercial paper, certificates of deposit, and corporate debt securities that are accounted for as available-for-sale and carried at fair value. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income in the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses on marketable securities, if any, are included in other income (expense), net. The cost of securities sold is determined based on the trade date using the specific identification method.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (ASU 2023-09), which requires issuers to make additional discloses on an annual basis related to specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis, disclose additional information about income taxes paid as well as other disaggregated disclosures. ASU 2023-09 will be effective for the Company as of January 1, 2025 for annual periods. The Company is evaluating the impact of this ASU on its condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASU 2023-07), which requires issuers to make additional disclosures with respect to segment expenses, including required disclosure on an annual and interim basis for significant segment expenses and other segment items. ASU 2023-07 also permits the disclosure of more than one measure of a segment’s profit or loss. ASU 2023-07 will be effective for the Company as of January 1, 2024 for annual periods and as of January 1, 2025 for interim periods. The Company is evaluating the impact of this ASU on its condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$142,817	$—	$—	$142,817
Total cash equivalents	$142,817	$—	$—	$142,817
Marketable securities:
Commercial paper	$69,612	$1	$(36)	$69,577
Certificates of deposit	11,669	3	(1)	11,671
U.S. government and agency debt securities	122,660	—	(108)	122,552
Corporate debt securities	36,297	5	(12)	36,290
Total marketable securities	240,238	9	(157)	240,090
Total cash equivalents and marketable securities	$383,055	$9	$(157)	$382,907

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$306,801	$—	$—	$306,801
Commercial paper	42,455	6	—	42,461
U.S. government and agency debt securities	12,998	—	(6)	12,992
Total cash equivalents	$362,254	$6	$(6)	$362,254
Marketable securities:
Commercial paper	$47,534	$17	$(4)	$47,547
U.S. government and agency debt securities	37,515	—	(91)	37,424
Corporate debt securities	4,816	3	(1)	4,818
Total marketable securities	89,865	20	(96)	89,789
Total cash equivalents and marketable securities	$452,119	$26	$(102)	$452,043

The Company’s marketable securities by contractual maturity were (in thousands):

March 31, 2024
Within one year	$239,788
After one year through two years	302
Total marketable securities	$240,090

As of March 31, 2024, the Company has not realized any material gains or losses on its marketable securities, including any impairment charges on its securities related to expected credit losses. As of March 31, 2024, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at March 31, 2024 (see Note 4).

4. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including prepaid expenses and other current assets, accounts payable, accrued liabilities and the current portion of operating lease liabilities approximate fair value due to the short-term nature of those instruments.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$142,817	$—	$—	$142,817
Marketable securities:
Commercial paper	—	69,577	—	69,577
Certificates of deposit	—	11,671	—	11,671
U.S. government and agency debt securities	115,062	7,490	—	122,552
Corporate debt securities	—	36,290	—	36,290
Total assets measured at fair value	$257,879	$125,028	$—	$382,907

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$306,801	$—	$—	$306,801
Marketable securities:
Commercial paper	—	90,008	—	90,008
U.S. government and agency debt securities	19,473	30,943	—	50,416
Corporate debt securities	—	4,818	—	4,818
Total assets measured at fair value	$326,274	$125,769	$—	$452,043

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. The Company estimates the fair value of its commercial paper, certificates of deposit, U.S. government and agency debt securities, and corporate debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Prepaid research and development costs ($9.4 million and $6.3 million from related party in 2024 and 2023, respectively)	$14,603	$19,085
Prepaid other	4,561	4,273
Other receivables	906	939
Total prepaid expenses and other current assets	$20,070	$24,297

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
	(in thousands)
Compensation and benefits	$4,660	$10,011
Accrued research and development services ($6.3 million and $3.1 million due to related party in 2024 and 2023, respectively)	7,442	5,004
Professional services	926	787
Accrued clinical trial and preclinical costs	5,923	4,705
Other	542	750
Total accrued liabilities	$19,493	$21,257

6. Acquisitions of Assets

BlackThorn Therapeutics, Inc.

In June 2020, the Company entered into an agreement and plan of merger (BlackThorn Merger Agreement) to acquire all of the equity interests of BlackThorn Therapeutics, Inc. (BlackThorn), which became effective in September 2020. The Company acquired BlackThorn for its in-process research and development programs, including an antagonist of the kappa opioid veceptor (navacaprant (NMRA-140)) for the treatment of major depressive disorders and an antagonist of the vasopressin 1a veceptor (NMRA-511) for the treatment of agitation in Alzheimer's disease. The Company also gained access to a cloud-based computational psychiatry and data platform that was being developed to support drug target identification, patient stratification and objective clinical trial endpoints. Both navacaprant and NMRA-511 were exclusively licensed to BlackThorn by The Scripps Research Institute (TSRI). The acquisition was accounted for as an acquisition of assets.

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. None of the BlackThorn Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. The Company settled the Phase 3 navacaprant dosing milestone in December 2023 by issuing 6,072,445 shares of its common stock based on the volume weighted average price per share prior to the date the milestone was met and paying cash of $2.3 million to the former stockholders of BlackThorn and participants in the carveout plan (discussed below). As a result, the Company recognized $60.8 million in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones. None of the other Blackthorn Milestones have been achieved and no such amounts were deemed due or payable as of March 31, 2024.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company settled the Phase 3 navacaprant dosing milestone in December 2023. The Company recognized contingent consideration related to Vested Carveout Units, which was included in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones as described above. In addition, the Company recognized and paid $1.8 million in compensation related to the BlackThorn Carveout Units that were a compensatory arrangement in 2023. None of the other BlackThorn Milestones had been achieved and no such amounts were deemed due or payable as of March 31, 2024.

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

The former stockholders of Syllable are entitled to contingent consideration in the form of development milestones of up to an aggregate of $5.0 million (Syllable Milestones). At the Company’s sole discretion, the Syllable Milestone payments may be settled, in cash or shares equity of the Company, or a combination of both, subject to the provisions of the Syllable Merger Agreement and were not subject to liability classification and/or derivative accounting. Any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. As of March 31, 2024, none of the Syllable Milestones had been achieved and no such amounts were deemed due or payable.

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

The Alairion Milestone payments may be settled, at the Company’s sole discretion, in cash or shares of the Company, or a combination of both, subject to the provisions of the Alairion Merger Agreement. None of the Alairion Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. As of March 31, 2024, none of the Alairion Milestones have been recognized. In March 2022, the Company paused the active program acquired from Alairion while it assesses pre-IND feedback received from the FDA and continues to consider alternative options for that program.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Amgen Inc. Licenses

In September 2021, the Company entered into two license agreements with Amgen Inc. (Amgen) pursuant to which it obtained exclusive, worldwide licenses to develop, manufacture, use, commercialize and distribute products containing compounds that are directed to, in one case, CK1δ, and in the other case, glucocerebrosidase (GCase), both for the treatment of neurodegenerative diseases (the Amgen License Agreements) and related know-how and clinical material (collectively, the Amgen IPR&D Assets). The Company accounted for these transactions as acquisitions of assets. Concurrently, the Company also executed a research collaboration agreement as well as a stock purchase agreement with Amgen. Both agreements were deemed to be separate transactions and not accounted for as part of the acquisition of assets.

The total upfront consideration transferred to Amgen of 20.0 million shares of the Company's Series A-2 convertible preferred stock, with an acquisition date fair value of $157.0 million was allocated to the Amgen IPR&D Assets and expensed in 2021.

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the Amgen Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of March 31, 2024, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

Vanderbilt License

In February 2022, the Company and Vanderbilt University (Vanderbilt) entered into a license agreement (Vanderbilt License Agreement). Pursuant to the Vanderbilt License Agreement, as amended, the Company obtained an exclusive, worldwide royalty-bearing, sublicensable (subject to certain restrictions) license under certain patent rights and a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain know-how covering small molecule positive allosteric modulators (PAMs) predominantly of the muscarinic acetylcholine receptor subtype 4 (M4) to develop, manufacture, and commercialize products, processes and services covered by such patent rights or that incorporate or use such know-how, for any and uses (the Vanderbilt IPR&D Assets). Concurrently, the Company also executed a sponsored research agreement (see Note 8) with Vanderbilt. The sponsored research agreement was deemed to be a separate transaction and not accounted for as part of the acquisition of assets. The acquisition of Vanderbilt IPR&D Assets became effective in February 2022.

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

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets, which was immediately recognized as acquired in-process research and development expense in the condensed consolidated statement of operations and comprehensive loss as it was determined to have no alternative future use as of the acquisition date. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the Vanderbilt Milestones). In addition, the Company is obligated to pay Vanderbilt low-double-digit percentage of sublicense income it receives for sublicenses entered into before the achievement of a specified event. Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. In October 2023, a $2.0 million Vanderbilt Milestone was achieved and settled in cash in November 2023 and was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of March 31, 2024.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Company also had an exclusive option, exercisable for a specified period of time, to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to a sponsored research agreement the between the Company and Vanderbilt, which was entered into at the same time as the Vanderbilt License Agreement. The Company determined that the right to negotiate was not a freestanding instrument from the Vanderbilt License Agreement and did not meet the definition of a derivative. The Company exercised the above disclosed exclusive option and the parties executed an agreement in December 2023 pursuant to which the Company licensed certain patent rights in return for a payment of $0.8 million that was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023.

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

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage ranging from the mid-single digits to sub teen double digits of any sublicensing revenues the Company receives. In October 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of March 31, 2024.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Amgen also has an exclusive option to negotiate, and the right of first negotiation, to obtain exclusive, worldwide licenses to research, develop, commercialize, and otherwise exploit up to two therapeutic compounds or any pharmaceutical product containing such therapeutic compound arising from the collaboration. That right exists with respect to each compound for a certain period of time following positive Phase 2 results for that compound. The Company determined that these rights were not freestanding instruments from the Amgen Collaboration Agreement and did not meet the definition of a derivative. Upon execution of the Amgen Collaboration Agreement in September 2021, the Company was obligated to start paying Amgen non-refundable quarterly payments. As of March 31, 2024 and December 31, 2023, the related prepaid research and development costs included in the condensed consolidated balance sheets were $9.4 million and $6.3 million, respectively, within prepaid expenses and other current assets. No research and development expense was incurred during the three months ended March 31, 2024. The Company recorded $8.1 million of related research and development expenses during the three months ended March 31, 2023.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Parkinson's Research Ventures Funding Agreement

In March 2024, the Company entered into a research funding agreement with Parkinson's Research Ventures Limited (PRV), pursuant to which PRV agreed to provide the Company funding up to a total of £2.1 million in two tranches to carry out preclinical research and development activities related to the Company’s NLPR3 program.

The first tranche of £0.9 million was due upon execution of the agreement and was received in March 2024, for $1.1 million. The Company is eligible to receive the second tranche of £1.2 million upon the completion of certain development milestones. The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra-R&D expense as project costs are incurred. No costs were incurred during the three months ended March 31, 2024. Upon achievement of certain development, regulatory or commercial trigger events, the Company agreed to pay PRV in aggregate an amount equal to no more than four times the funding provided by PRV i.e., a maximum repayment amount of up to £8.4 million. The trigger event payments meet the derivative scope exception under Accounting Standards Codification (ASC) 815 Derivatives and Hedging, and therefore do not need to be bifurcated and separately accounted for.

9. Stockholders’ Equity

Preferred Stock

Subsequent to the IPO, the Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There are no shares of preferred stock issued and outstanding as of March 31, 2024.

Common Stock

Common stock outstanding in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of March 31, 2024 includes 447,931 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services and 637,240 shares of restricted stock that vest based on performance conditions (see Note 10). Common stock reserved for future issuance consisted of the following:

March 31, 2024
(in thousands)
Shares reserved for options and restricted stock units issued under the plans	17,084
Shares reserved for future issuance under the plans	19,965
Total	37,049

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 6). In December 2023, 6,072,445 shares of common stock were issued related to BlackThorn Merger Agreement upon achievement of the Phase 3 navacaprant dosing milestone that was met in October 2023. As of March 31, 2024, no shares have been reserved for potential future issuances as no other BlackThorn Milestones have been achieved.

10. Stock-Based Compensation

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2023	13,783	$6.39	8.7	$146,966
Granted	2,841	17.43
Exercised	(525)	3.51
Canceled and forfeited	(884)	5.93
Expired	(85)	3.37
Outstanding as of March 31, 2024	15,130	$8.60	8.8	$90,736
Vested as of March 31, 2024	3,667	$4.43	7.6	$34,256
Exercisable as of March 31, 2024	3,659	$4.44	7.6	$34,145

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2023	840	$6.11	353	$17.00
Granted	—	—	1,165	18.07
Vested	(190)	0.26	—	—
Forfeited and canceled	—	—	(10)	18.07
Outstanding and unvested as of March 31, 2024	650	$7.81	1,508	$17.83

The restricted stock activity table above excludes 254,896 shares of restricted common stock issued to certain of the Company’s scientific advisors which vest based on the achievement of certain performance conditions to be separately defined and approved by the Company’s board of directors. As the performance conditions had not been determined as of March 31, 2024, the criteria for establishing a grant date, and accordingly a measurement date, were not met as of that date.

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

The unrecognized original grant-date fair value, together with incremental expense, is recognized as compensation for each tranche over the requisite service period. For the three months ended March 31, 2024 stock-based compensation related to the tranches was $0.1 million, including expense related to the performance-based tranche for which the condition was met upon completion of the Company's IPO. For the three months ended March 31, 2023, stock-based compensation related to the market-based tranches was not material and no expense was recognized for the performance-based tranche as the performance condition was not probable of being met.

Awards with Performance Conditions

In 2020, the Company approved grants of 700,965 stock options and 892,136 shares of restricted common stock to certain of the Company’s scientific advisors, which vest based on the achievement of performance conditions to be determined and continued service to the Company.

As of March 31, 2024, the Company’s board of directors established performance conditions for 401,462 stock options, such that the criteria for establishing a grant date, and accordingly a measurement date, were met for these performance stock options and the remaining 299,503 stock options with performance conditions to be established were cancelled in July 2023 because certain of the Company’s scientific advisors were terminated. Further, as of March 31, 2024, the performance conditions for 382,344 shares of

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

restricted common stock were established, 254,896 shares of restricted common stock with performance conditions to be established were cancelled in July 2023 because the consulting agreements with certain of the Company’s scientific advisors were terminated, and the performance conditions for the remaining 254,896 shares of restricted common stock have yet to be established.

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$2,812	$1,403
General and administrative	4,561	792
Total stock-based compensation	$7,373	$2,195

As of March 31, 2024, there was $89.7 million and $28.2 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, including stock options and restricted common stock for which achievement of milestones was not probable, which were expected to be recognized over a weighted-average remaining service period of 2.6 years and 3.4 years, respectively.

11. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net loss	$(53,721)	$(35,625)
Denominator:
Weighted-average common shares outstanding, basic and diluted	157,943	29,277
Net loss per share, basic and diluted	$(0.34)	$(1.22)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2024	2023
	(in thousands)
Convertible preferred stock	—	104,417
Common stock options and restricted stock units	17,084	9,777
Performance stock options (with performance conditions to be established)	—	300
Early exercised stock options subject to future vesting	55	116
Unvested restricted stock awards	650	2,314
Performance restricted stock (with performance conditions to be established)	255	510
Total	18,044	117,434

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

12. Related Party Transactions

As of March 31, 2024 and December 31, 2023, the Company was obligated to pay Amgen $6.3 million and $3.1 million, respectively, under the Amgen Collaboration Agreement, which was recorded within current liabilities on the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, $9.4 million and $6.3 million, related to amounts prepayable to Amgen were recorded as prepaid expenses and other current assets on the condensed consolidated balance sheets. During the three months ended March 31, 2024 and 2023, the Company recorded nil and $8.1 million, respectively, of research and development expenses with Amgen.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 7, 2024. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involves risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those discussed in the forward-looking statements as a result of several factors including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. We have rapidly scaled our therapeutic pipeline, which currently consists of seven clinical and preclinical neuroscience programs that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. Our most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD) and other neurophyschiatric disorders, which we believe has the potential to provide significant advantages relative to the standard of care, if approved. In 2023, we initiated our pivotal Phase 3 KOASTAL program that is evaluating navacaprant monotherapy in patients with moderate to severe MDD. The KOASTAL program includes three replicate Phase 3 studies, KOASTAL-1, KOASTAL-2 and KOASTAL-3 as well as an open-label extension study, KOASTAL-LT, which is designed to evaluate the long-term safety of navacaprant. All of the KOASTAL program studies were initiated in 2023. We anticipate releasing topline results from the KOASTAL-1 study in the fourth quarter of 2024 and topline results from the KOASTAL-2 and KOASTAL-3 studies in the first half of 2025. We also expect to initiate a Phase 2 study for navacaprant in bipolar depression in the second quarter of 2024 and anticipate releasing results from that study in 2025.

As shown in the table below, our current pipeline includes seven programs, three of which are in clinical development and four of which are in preclinical development.

PROGRAM *Target/Mechanism*	INDICATION *U.S. Prevalence*	Preclinical	Phase 1	Phase 2	Phase 3
Neuropsychiatry Programs					
Navacaprant (NMRA-140) *KOR Antagonist*	**Major Depressive Disorder** *21M*				
	Bipolar Depression *7M*				
NMRA-511 *V1aR Antagonist*	**Agitation in Alzheimer's Disease** *6M*				
NMRA-266* *M4 Modulator*	**Schizophrenia** *3M*				
NMRA-M4R *M4 Modulator*	**Schizophrenia** *3M*				
NMRA-NMDA *NMDA Modulator*	**Schizophrenia** *3M*				
Neurodegeneration Programs					
NMRA-CK1δ *CK1δ Inhibitor*	**ALS/Alzheimer's Disease** *25K/6M*				
NMRA-NLRP3 *NLRP3 Inhibitor*	**Parkinson's Disease** *1M*				
NMRA-GCASE *GCase Activator*	**Parkinson's Disease** *1M*				

ALS = Amyotrophic lateral sclerosis; CK1 δ = Casein Kinase I Isoform delta; GCase = Glucocerebrosidase; IP = Intellectual Property; KOR = kappa opioid receptor; M4R = Muscarinic Acetylcholine Receptor M4; NLRP3 = Nucleotide-binding Domain, Leucine-rich–containing Family, Pyrin Domain–containing-3; NMDA = N-methyl-D-aspartate; V1aR = Vasopressin 1a Receptor.

*Neumora announced on 4/15/24 that NMRA-266 is currently on clinical hold

**All dates are approximate / estimates / projections only

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

In September 2023, we completed our initial public offering (IPO) pursuant to which we issued and sold an aggregate of 14,710,000 shares of our common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. As of March 31, 2024, we had $423.0 million in cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of the condensed consolidated financial statements.

Since our inception, we have incurred significant net losses, which are primarily attributable to acquired intangible in-process research and development intangible asset (IPR&D) costs pursuant to our acquisitions, which occurred in 2020 and were accounted for as an acquisition of assets. We expect to continue to incur significant losses for the foreseeable future as we continue to advance the development of our product candidates and approach, and incur additional costs associated with being a public company. Our net losses were $53.7 million and $35.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $757.2 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and our expenditures on research and development activities.

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

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2024 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In December 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of March 31, 2024, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. As of March 31, 2024, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

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

Results of Operations

For the Three Months Ended March 31, 2024 and 2023

The following table summarizes our result of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$45,757	$29,485	$16,272
General and administrative	14,317	9,683	4,634
Total operating expenses	60,074	39,168	20,906
Loss from operations	(60,074)	(39,168)	(20,906)
Other income (expense):
Interest income	6,365	3,569	2,796
Other income (expense), net	(12)	(26)	14
Total other income (expense)	6,353	3,543	2,810
Net loss	$(53,721)	$(35,625)	$(18,096)

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$24,319	$2,494	$21,825
NMRA-511 program	1,887	1,734	153
NMRA-266 program	3,589	3,068	521
Preclinical programs	2,344	2,410	(66)
Internal and unallocated expenses:
Personnel-related costs	10,875	8,300	2,575
Other costs	2,743	11,479	(8,736)
Total research and development expenses	$45,757	$29,485	$16,272

Research and development expenses increased by $16.3 million, or 55%, to $45.8 million for the three months ended March 31, 2024, from $29.5 million for the three months ended March 31, 2023 as we ramped up our clinical and preclinical programs and related activities. Direct external program expenses increased by $22.4 million, of which $21.8 million was related to the Phase 3 clinical trials for navacaprant and $0.5 million was attributable to the Phase 1 clinical trial for NMRA-266. Internal and unallocated expenses decreased by $6.2 million, which were primarily due to a decrease in contracted research and consulting activities of $8.7 million, attributable to decreased activities under our research and collaboration agreements with Amgen and with other vendors, which was partially offset by an increase in personnel related costs of $2.6 million as we increased our headcount, including $1.4 million related to stock-based compensation.

General and Administrative Expenses

General and administrative expenses increased by $4.6 million, or 48%, to $14.3 million for the three months ended March 31, 2024 from $9.7 million for the three months ended March 31, 2023 as we continued to expand our administrative functions to support our business. The increase was primarily attributable to $4.8 million of higher personnel-related costs as we increased our headcount, including $3.8 million related to stock-based compensation, and a $0.4 million increase in insurance costs, which were partially offset by a decrease in professional services of $0.5 million.

Interest Income

Interest income increased by $2.8 million to $6.4 million for the three months ended March 31, 2024 from $3.6 million for the three months ended March 31, 2023, which was attributable to interest earned on our higher balances in cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had $423.0 million of cash, cash equivalents and marketable securities. Prior to our IPO we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes and raised gross cash proceeds of over $600 million including from the sale of convertible preferred stock, borrowings pursuant to convertible promissory notes and cash acquired in our acquisitions of assets. On September 19, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million.

Since our inception, we have not generated any revenue from the sale of products and we have incurred significant net losses and negative cash flows from operations. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach, programs, and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As of March 31, 2024, we had an accumulated deficit of $757.2 million.

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
•
addressing any potential supply chain interruptions or delays, including those related to geopolitical issues;
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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(42,955)	$(33,041)
Investing activities	(150,001)	2,817
Financing activities	1,845	101
Net change in cash and cash equivalents and restricted cash	$(191,111)	$(30,123)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $43.0 million, which consisted of a net loss of $53.7 million, which was partially offset by a change in our net operating assets and liabilities of $3.6 million and $7.2 million in noncash charges. The change in our net operating assets and liabilities primarily resulted from a decrease of $7.4 million in prepaid expenses and other current assets related to our clinical programs and an increase of $1.2 million in accounts payable primarily due to the timing of our accounts payable, partially offset by a decrease in accrued liabilities related to our clinical programs and a decrease in operating lease liabilities of $0.8 million. The noncash charges primarily consisted of $7.4 million of stock-based compensation, $0.8 million of noncash operating lease expense and $0.2 million of depreciation and amortization, partially offset by $1.1 million of net accretion of discounts on marketable securities.

Net cash used in operating activities for the three months ended March 31, 2023 was $33.0 million, which consisted of a net loss of $35.6 million, partially offset by $2.3 million in noncash charges and a $0.3 million change in our net operating assets and liabilities. The noncash charges primarily consisted of $2.2 million of stock-based compensation, $0.8 million of noncash operating lease expense and $0.2 million of depreciation and amortization, partially offset by $0.9 million of net accretion of discounts on marketable securities. The change in our net operating assets and liabilities primarily resulted from a decrease of $7.9 million in prepaid expenses and other current assets and other assets primarily related to our collaboration with Amgen, partially offset by a decrease of $6.7 million in accounts payable and accrued liabilities due to the timing of our accounts payable and a decrease of $0.8 million in operating lease liabilities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $150.0 million, which primarily consisted of $185.8 million in purchases of marketable securities, partially offset by $36.6 million in proceeds from sales and maturities of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2023 was $2.8 million, which consisted of $44.3 million in proceeds from sales and maturities of marketable securities, partially offset by purchases of marketable securities of $41.5 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $1.8 million, which consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.1 million, which consisted of $0.6 million from the exercise of stock options, partially offset by $0.5 million in repurchases of unvested early exercised shares.

Contractual Obligations and Other Commitments

As of March 31, 2024, our contractual obligations and commitments relate primarily to our operating lease for our office and laboratory facilities located in Massachusetts with a noncancelable lease term expiring in June 2025. Additionally, as of March 31, 2024, we have amounts due to Amgen pursuant to our September 2021 research and collaboration arrangement within the next year totaling $6.3 million. See Note 8 – Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements for further information.

We have entered into a number of acquisitions of assets that are summarized in Note 6 – Acquisitions of Assets to our condensed consolidated financial statements. As part of these acquisitions of assets, we are obligated to pay cash and/or stock for future contingent payments that are dependent upon future events, and in some cases, vesting by the recipient of the contingent payment, such as our achievement of certain development, regulatory, and commercial milestones. We have also assumed license arrangements with various third parties, primarily as a result of our acquisitions, and have entered into additional agreements that are summarized in Note 8 –Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are uncertain and dependent upon future events such as our achievement of certain development, regulatory, and commercial milestones royalties, and sublicensing revenue in the future, as applicable. For example, in October 2023, in connection with our acquisition of BlackThorn, a milestone became due upon dosing the first patient in the Phase 3 clinical trial for navacaprant, which was settled in stock and cash in December 2023. In October 2023, in connection with our Vanderbilt License Agreement, a development milestone of $2.0 million became due, which was paid in cash in November 2023.

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

There have been no material changes to our critical accounting estimates from those described under in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" included in our 2023 Annual Report on Form 10-K filed with the SEC on March 7, 2024.

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

We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and our interim condensed consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended (the Exchange Act) and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may, however, in the ordinary course of business become involved in legal proceedings. Regardless of outcome, litigation could have a material adverse effect on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 1A. Risk Factors.

RISK FACTORS

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. The risks described below are not the only ones facing us. Many of the following risks and uncertainties are, and will be, exacerbated by any worsening of the global business and economic environment. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment.

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

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future. We expect that it will be several years before we have a commercialized product and generate revenue from product sales. Our net loss was $53.7 million and $35.6 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $757.2 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

See the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions of Assets” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Strategic License and Research and Collaboration Agreements” in this Quarterly Report on Form 10-Q for additional information regarding these agreements.

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

As of March 31, 2023, we had 108 full‑time employees and, as of March 31, 2024, we had grown to 120 full‑time employees. We expect continued growth in the number of our employees and the scope of our operations, particularly as we continue our current and future clinical trials and preclinical studies, initiate and conduct investigational new drug application (IND)‑enabling studies and build out our clinical operations, regulatory, quality and manufacturing infrastructure. In addition to headcount growth, we have made a number of acquisitions of assets, and entered into a significant strategic collaboration with Amgen and in‑licensed programs from Amgen and Vanderbilt. These activities have added significant complexity to our organization, including a number of clinical and preclinical programs that we are now developing. These programs require significant infrastructure and headcount to effectively prosecute.

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, less than one year following the acquisition of Propellex, we terminated and are no longer developing the program we acquired from Propellex. We have ceased the development of our NMRA‑094 product candidate for the treatment of obstructive sleep apnea (OSA) that we acquired from Alairion based on pre-IND feedback we received from the FDA. Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

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

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, nonclinical safety pharmacology studies of NMRA‑511 indicate that the dose limiting toxicities were CNS observations including tremor and convulsions, which led to a partial clinical hold on our IND that was removed when we amended the protocol to include tremors as a stopping criterion. Further, in April 2024, our Phase 1 trial of NMRA-266 was placed on clinical hold by the FDA after data from nonclinical studies showed convulsions in rabbits. We are working with the FDA to evaluate the potential to resolve the clinical hold. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, during the COVID‑19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has resumed standard inspection operations of domestic facilities where feasible, and any resurgence of COVID‑19 or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

For our clinical trials, we may maintain sensitive personal information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws and regulations governing the privacy and security of personal information or requiring notification of affected individuals and state regulators in the event of a breach of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Although there are limited exemptions for health‑related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses ‑ a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism ‑ alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case‑by‑case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (DPF) rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self‑certified under the DPF. On October 12, 2023, the UK Extension to the DPF also came into effect (as approved by the UK Government), as data transfer mechanism to U.S. entities self-certified under the DPF. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. These laws and regulations may apply, not only to us, but also to vendors that store or otherwise process data on our behalf, such as information technology vendors. If such a vendor misuses data we have provided to it, or fails to safeguard such data, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions, as well as adverse publicity and a potential loss of business.

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

Further, we use artificial intelligence (AI), machine learning, and automated decision-making technologies (collectively, AI Technologies) throughout our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies are expected to enter into force in the United States and the EU in 2024. In the United States, the Biden administration issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (2023 AI Order), that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large scale compute centers used to train AI models. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of AI Technologies. Agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI Technologies. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.

In Europe, on March 13, 2024, the European Parliament passed the EU Artificial Intelligence Act (EU AI Act) which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act will enter into force twenty days after its publication in the Official Journal of the EU and will be fully effective two years later. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our business and the way in which we use AI Technologies. We may need to expend resources to adjust our operations in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

In January 2024, there was congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase products or services from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by the legislation.

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

We are dependent on patents, know‑how, and proprietary technology, both our own and licensed from others. We are a party to intellectual property license agreements and in the future, we may enter into additional license agreements. For example, with respect to developing our product candidates, we have licensed or acquired, as the case may be, certain intellectual property from Amgen, Blackthorn, TSRI and Vanderbilt. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture and/or commercialize our product candidates. See the section titled “Business—Intellectual Property—In‑Licensing and Collaboration Agreements” in the Annual Report on Form 10-K filed on March 7, 2024 for additional information regarding these key agreements.

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

The market price of our common stock may be highly volatile and may fluctuate substantially as a result of a variety of factors, some of which are related in complex ways. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section of this Quarterly Report on Form 10-Q:

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

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 48% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, certain of our principal stockholders, including Amgen, ARCH Venture Partners and Mubadala Capital, have designated certain of our directors for election to the Board. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2024, we had outstanding a total of 159,357,595 shares of common stock and approximately 48% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including concerns about declines in consumer confidence, declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the failure of banks, the military conflict in Ukraine, the war between Israel and Hamas and supply chain disruptions. There can be no assurance that future deterioration in global credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive, if at all possible. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information, clinical trial data, and personal information of our employees and contractors). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third‑party contractors who have access to our confidential information.

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

There has been no material change in the planned use of proceeds from the IPO from that described in the Annual Form 10-K filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on March 7, 2024.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	9/19/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	9/19/2023	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate.	S-1/A	9/11/2023	4.2
10.1#	Non-Employee Director Compensation Program.				X
10.2#	RBNC Therapeutics, Inc. Milestone Carveout Plan				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates management contract or compensatory plan.

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

Neumora Therapeutics, Inc.

Date: May 7, 2024	By:	/s/ Henry O. Gosebruch
	Name:	Henry O. Gosebruch
	Title:	Chief Executive Officer

Date: May 7, 2024	By:	/s/ Joshua Pinto, Ph.D.
	Name:	Joshua Pinto, Ph.D
	Title:	Chief Financial Officer