Form 10-Q
period 2024-06-30
Neumora Therapeutics, Inc.
filed 2024-08-06
CIK 1885522

03ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 1, 2024, the registrant had 160,027,746 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

iii

Part I—Financial Information

Item 1. Financial Statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$150,678	$374,038
Short-term marketable securities	220,961	79,944
Prepaid expenses and other current assets	26,680	24,297
Total current assets	398,319	478,279
Long-term marketable securities	—	9,845
Property and equipment, net	1,476	1,790
Operating lease right-of-use assets	3,465	5,068
Restricted cash	1,213	1,213
Total assets	$404,473	$496,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,082	$337
Accrued liabilities	18,303	21,257
Early exercise liability, current portion	133	139
Operating lease liabilities, current portion	3,607	3,378
Total current liabilities	23,125	25,111
Operating lease liabilities, net of current portion	—	1,853
Early exercise liability, net of current portion	89	155
Total liabilities	23,214	27,119
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	1,197,285	1,172,570
Accumulated other comprehensive loss	(187)	(76)
Accumulated deficit	(815,855)	(703,434)
Total stockholders’ equity	381,259	469,076
Total liabilities and stockholders’ equity	$404,473	$496,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$48,628	$32,769	$94,385	$62,254
General and administrative	15,194	9,293	29,511	18,976
Total operating expenses	63,822	42,062	123,896	81,230
Loss from operations	(63,822)	(42,062)	(123,896)	(81,230)
Other income (expense):
Interest income	5,271	3,558	11,636	7,127
Other expense, net	(24)	(39)	(36)	(65)
Total other income	5,247	3,519	11,600	7,062
Net loss before income taxes	(58,575)	(38,543)	(112,296)	(74,168)
Provision for income taxes	125	—	125	—
Net loss	(58,700)	(38,543)	(112,421)	(74,168)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(39)	(150)	(111)	326
Comprehensive loss	$(58,739)	$(38,693)	$(112,532)	$(73,842)
Net loss per share, basic and diluted	$(0.37)	$(1.28)	$(0.71)	$(2.50)
Weighted-average shares outstanding, basic and diluted	158,984	30,125	158,464	29,704

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited, in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	—	$—	158,832	$16	$1,172,570	$(76)	$(703,434)	$469,076
Issuance of common stock upon exercise of stock options	—	—	525	—	1,845	—	—	1,845
Vesting of restricted common stock	—	—	—	—	41	—	—	41
Unrealized loss on marketable debt securities	—	—	—	—	—	(72)	—	(72)
Stock-based compensation	—	—	—	—	7,373	—	—	7,373
Net loss	—	—	—	—	—	—	(53,721)	(53,721)
Balance as of March 31, 2024	—	$—	159,357	$16	$1,181,829	$(148)	$(757,155)	$424,542
Issuance of common stock upon exercise of stock options	—	—	598	—	2,654	—	—	2,654
Forfeiture of restricted stock subject to repurchase	—	—	(5)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	34	—	—	34
Unrealized loss on marketable debt securities	—	—	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	12,768	—	—	12,768
Net loss	—	—	—	—	—	—	(58,700)	(58,700)
Balance as of June 30, 2024	—	$—	159,950	$16	$1,197,285	$(187)	$(815,855)	$381,259

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2022	104,417	$843,687	32,612	$3	$21,430	$(774)	$(467,509)	$(446,850)
Issuance of common stock upon exercise of stock options	—	—	219	—	602	—	—	602
Repurchase of unvested early exercised stock options	—	—	(123)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	1,282	—	—	1,282
Unrealized gain on marketable debt securities	—	—	—	—	—	476	—	476
Stock-based compensation	—	—	—	—	2,195	—	—	2,195
Net loss	—	—	—	—	—	—	(35,625)	(35,625)
Balance as of March 31, 2023	104,417	$843,687	32,708	$3	$25,509	$(298)	$(503,134)	$(477,920)
Issuance of common stock upon exercise of stock options	—	—	114	—	404	—	—	404
Vesting of restricted common stock	—	—	—	—	125	—	—	125
Unrealized gain on marketable debt securities	—	—	—	—	—	(150)	—	(150)
Stock-based compensation	—	—	—	—	2,543	—	—	2,543
Net loss	—	—	—	—	—	—	(38,543)	(38,543)
Balance as of June 30, 2023	$104,417	$843,687	32,822	$3	$28,581	$(448)	$(541,677)	$(513,541)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(112,421)	$(74,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,141	4,738
Non-cash operating lease expense	1,603	1,619
Depreciation and amortization	318	329
Net accretion of investments in marketable securities	(3,312)	(2,032)
Other noncash expenses	—	45
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,387)	3,616
Accounts payable	745	1,025
Accrued liabilities	(2,176)	2,386
Operating lease liabilities	(1,624)	(1,621)
Net cash used in operating activities	(99,113)	(64,063)
Investing activities:
Purchases of marketable securities	(205,340)	(76,142)
Proceeds from maturities of marketable securities	77,369	103,073
Purchases of property and equipment	—	(36)
Cash paid for acquisition of assets	(775)	—
Net cash (used in) provided by investing activities	(128,746)	26,895
Financing activities:
Proceeds from exercise of stock options	4,499	1,006
Repurchase of unvested early exercised shares	—	(491)
Payments for deferred offering costs	—	(122)
Net cash provided by financing activities	4,499	393
Net change in cash and cash equivalents and restricted cash	(223,360)	(36,775)
Cash and cash equivalents and restricted cash at beginning of year	375,251	242,206
Cash and cash equivalents and restricted cash at end of year	$151,891	$205,431
Components of cash and restricted cash:
Cash and cash equivalents	$150,678	$204,218
Restricted cash	1,213	1,213
Total cash and cash equivalents and restricted cash	$151,891	$205,431

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

As of June 30, 2024, the Company has devoted a significant portion of its financial resources and efforts to building its organization, acquiring technologies and companies, executing clinical and preclinical studies, conducting research and development, identifying and developing potential product candidates, building its precision neuroscience tools, organizing and staffing the Company, business planning, establishing, maintaining and protecting its intellectual property portfolio, raising capital and providing general and administrative support for these operations. The Company has not generated revenue from the sale of products.

The Company’s most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), bipolar depression and other neuropsychiatric disorders. In 2023, the Company initiated a Phase 3 program called the KOASTAL program evaluating navacaprant monotherapy in patients with moderate to severe MDD. The Company anticipates releasing topline results from the KOASTAL-1 study in the fourth quarter of 2024 and topline results from the KOASTAL-2 and KOASTAL-3 studies in the first half of 2025. Additionally, in May 2024 the Company initiated a Phase 2 study for navacaprant in bipolar depression and anticipate releasing results from that study in the second half of 2025.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and as of June 30, 2024, had an accumulated deficit of $815.9 million. As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $371.6 million, which are available to fund future operations. The Company believes that its existing cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to support operations for at least the next 12 months from the date these condensed consolidated financial statements are issued.

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

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2024, condensed consolidated statements of operations and comprehensive loss, statement of stockholders’ equity (deficit) for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. These judgments, estimates and assumptions are used for, but not limited to, accrued research and development expenses, accounting for acquisitions of assets, fair value of certain assets and liabilities, the fair value of the Company’s common stock, stock-based compensation, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, and uncertain tax positions and the valuation allowance for net deferred tax assets. Actual results may differ from the Company’s estimates.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$69,561	$—	$—	$69,561
Commercial paper	14,926	—	—	14,926
Total cash equivalents	$84,487	$—	$—	$84,487
Marketable securities:
Commercial paper	$65,041	$—	$(23)	$65,064
Certificates of deposit	9,022	—	(1)	9,023
U.S. government securities	110,944	—	(127)	111,071
Corporate debt securities	35,767	1	(37)	35,803
Total marketable securities	220,774	1	(188)	220,961
Total cash equivalents and marketable securities	$305,261	$1	$(188)	$305,448

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$306,801	$—	$—	$306,801
Commercial paper	42,455	6	—	42,461
U.S. government and agency debt securities	12,998	—	(6)	12,992
Total cash equivalents	$362,254	$6	$(6)	$362,254
Marketable securities:
Commercial paper	$47,534	$17	$(4)	$47,547
U.S. government and agency debt securities	37,515	—	(91)	37,424
Corporate debt securities	4,816	3	(1)	4,818
Total marketable securities	89,865	20	(96)	89,789
Total cash equivalents and marketable securities	$452,119	$26	$(102)	$452,043

As of June 30, 2024, the Company has not realized any material gains or losses on its marketable securities, including any impairment charges on its securities related to expected credit losses. As of June 30, 2024, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at June 30, 2024 (see Note 4).

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$69,561	$—	$—	$69,561
Commercial paper	—	14,926	—	14,926
Marketable securities:
Commercial paper	—	65,064	—	65,064
Certificates of deposit	—	9,023	—	9,023
U.S. government securities	111,071	—	—	111,071
Corporate debt securities	—	35,803	—	35,803
Total assets measured at fair value	$180,632	$124,816	$—	$305,448

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$306,801	$—	$—	$306,801
Marketable securities:
Commercial paper	—	90,008	—	90,008
U.S. government and agency debt securities	19,473	30,943	—	50,416
Corporate debt securities	—	4,818	—	4,818
Total assets measured at fair value	$326,274	$125,769	$—	$452,043

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

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Prepaid research and development costs ($12.5 million and $6.3 million from related party in 2024 and 2023, respectively)	$21,223	$19,085
Prepaid other	3,826	4,273
Other receivables	1,631	939
Total prepaid expenses and other current assets	$26,680	$24,297

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
	(in thousands)
Compensation and benefits	$7,459	$10,011
Accrued clinical trial and preclinical costs	6,492	4,705
Accrued research and development services ($3.1 million and $3.1 million due to related party in 2024 and 2023, respectively)	3,125	5,004
Professional services	861	787
Other	366	750
Total accrued liabilities	$18,303	$21,257

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

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. None of the BlackThorn Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. The Company settled the Phase 3 navacaprant dosing milestone in December 2023 by issuing 6,072,445 shares of its common stock based on the volume weighted average price per share prior to the date the milestone was met and paying cash of $2.3 million to the former stockholders of BlackThorn and participants in the carveout plan (discussed below). As a result, the Company recognized $60.8 million in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones. None of the other Blackthorn Milestones have been achieved and no such amounts were deemed due or payable as of June 30, 2024.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The BlackThorn Carveout Units vest based on time-based schedules that mirror the vesting schedules for the original option awards held by each participant. As of the closing date in September 2020, a portion of the BlackThorn Carveout Units corresponding to the pre-acquisition service periods were fully vested (Vested Carveout Units). The remainder of the BlackThorn Carveout Units had vesting subject to the continued service of the participants, the last of which became fully vested in May 2024.

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

The Company settled the Phase 3 navacaprant dosing milestone in December 2023. The Company recognized contingent consideration related to Vested Carveout Units, which was included in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones as described above. In addition, the Company recognized and paid $1.8 million in compensation related to the BlackThorn Carveout Units that were a compensatory arrangement in 2023. None of the other BlackThorn Milestones had been achieved and no such amounts were deemed due or payable as of June 30, 2024.

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

The former stockholders of Syllable are entitled to contingent consideration in the form of development milestones of up to an aggregate of $5.0 million (Syllable Milestones). At the Company’s sole discretion, the Syllable Milestone payments may be settled, in cash or shares equity of the Company, or a combination of both, subject to the provisions of the Syllable Merger Agreement and were not subject to liability classification and/or derivative accounting. Any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. As of June 30, 2024, none of the Syllable Milestones had been achieved and no such amounts were deemed due or payable.

Alairion, Inc.

In November 2020, the Company entered into an agreement and plan of merger (Alairion Merger Agreement) to acquire all of the outstanding equity of Alairion, Inc. (Alairion). The acquisition of Alairion allowed the Company to expand its program pipeline by gaining rights to two preclinical stage research and development programs focused on the treatment of sleep disorders, an H1 receptor antagonist program (the H1 Program) and a GABA receptor positive allosteric modulator program (the GABA Program), which was never active. The acquisition also provided the Company with access to a license for software that records sleep and related drug discovery and optimization technology platform. The transaction was accounted for as an acquisition of assets.

The holders of Alairion common stock outstanding as of immediately prior to the closing date received non-transferable rights to future milestone payments of up to $33.5 million upon the achievement of specified development events and $135.0 million upon the achievement of specified commercialization events related to the H1 Program and the GABA Program (the Alairion Milestones).

The Alairion Milestone payments may be settled, at the Company’s sole discretion, in cash or shares of the Company, or a combination of both, subject to the provisions of the Alairion Merger Agreement. None of the Alairion Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. As of June 30, 2024, none of the Alairion Milestones have been recognized. In March 2022, the Company paused the active program acquired from Alairion while it assesses pre-IND feedback received from the FDA and continues to consider alternative options for that program.

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

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the Amgen Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of June 30, 2024, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

Vanderbilt License

In February 2022, the Company and Vanderbilt University (Vanderbilt) entered into a license agreement (Vanderbilt License Agreement). Pursuant to the Vanderbilt License Agreement, as amended, the Company obtained an exclusive, worldwide royalty-bearing, sublicensable (subject to certain restrictions) license under certain patent rights and a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain know-how covering small molecule positive allosteric modulators (PAMs) predominantly of the muscarinic acetylcholine receptor subtype 4 (M4) to develop, manufacture, and commercialize products, processes and services covered by such patent rights or that incorporate or use such know-how, for any and uses (the Vanderbilt IPR&D Assets). Concurrently, the Company also executed a sponsored research agreement (see Note 8) with Vanderbilt. The sponsored research agreement was deemed to be a separate transaction and not accounted for as part of the acquisition of assets. The acquisition of Vanderbilt IPR&D Assets became effective in February 2022. In May 2024, the Company and Vanderbilt entered into a second sponsored research agreement with Vanderbilt and concurrently entered into an amendment to the Vanderbilt License Agreement (Second Amendment to the Vanderbilt License Agreement), to extend the rights granted to the Company under the Vanderbilt License Agreement to the data and patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to the second sponsored research agreement.

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

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets, which was immediately recognized as acquired in-process research and development expense in the condensed consolidated statement of operations and comprehensive loss as it was determined to have no alternative future use as of the acquisition date. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the Vanderbilt Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. In October 2023, a $2.0 million Vanderbilt Milestone was achieved and settled in cash in November 2023 and was recognized in acquired in-process research and developed expenses in the fourth quarter

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

of 2023. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of June 30, 2024.

In addition, the Company also had an exclusive option, exercisable for a specified period of time, to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to the sponsored research agreements between the Company and Vanderbilt, the first of which was entered into at the same time as the Vanderbilt License Agreement and the second of which was executed in May 2024. The Company determined that the right to negotiate was not a freestanding instrument from the Vanderbilt License Agreement and did not meet the definition of a derivative. The Company exercised the above disclosed exclusive option under the first sponsored research agreement and the parties executed an agreement in December 2023 pursuant to which the Company licensed certain patent rights in return for a payment of $0.8 million that was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023.

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

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage ranging from the mid-single digits to sub teen double digits of any sublicensing revenues the Company receives. In October 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of June 30, 2024.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Amgen also has an exclusive option to negotiate, and the right of first negotiation, to obtain exclusive, worldwide licenses to research, develop, commercialize, and otherwise exploit up to two therapeutic compounds or any pharmaceutical product containing such therapeutic compound arising from the collaboration. That right exists with respect to each compound for a certain period of time following positive Phase 2 results for that compound. The Company determined that these rights were not freestanding instruments from the Amgen Collaboration Agreement and did not meet the definition of a derivative. Upon execution of the Amgen Collaboration Agreement in September 2021, the Company was obligated to start paying Amgen non-refundable quarterly payments. As of June 30, 2024 and December 31, 2023, the related prepaid research and development costs included in the condensed consolidated balance sheets were $12.5 million and $6.3 million, respectively, within prepaid expenses and other current assets. No research and development expense was incurred during the three and six months ended June 30, 2024. The Company recorded $8.1 million and $16.3 million of related research and development expenses during the three and six months ended June 30, 2023.

Sponsored Research Agreement with Vanderbilt

In February 2022, concurrently with the Vanderbilt License Agreement (see Note 6), the Company entered into a sponsored research agreement with Vanderbilt (First Vanderbilt Research Agreement), pursuant to which Vanderbilt agreed to provide the Company research services to develop a M4 PAM back-up program.

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

In May 2024, concurrently with the Second Amendment to the Vanderbilt License Agreement (see Note 6), the Company entered into a second sponsored research agreement with Vanderbilt (Second Vanderbilt Research Agreement), pursuant to which Vanderbilt agreed to provide the Company additional research and development activities on the M4 PAM back-up program.

In return for Vanderbilt performing research and development activities under the agreement, the Company agreed to make payments for research up to a total of $0.5 million. The term of the agreement ends in November 2024. In addition, the Company also has an exclusive option to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research (see Note 6).

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

The first tranche of £0.9 million was due upon execution of the agreement and was received in March 2024, for $1.1 million. The Company is eligible to receive the second tranche of £1.2 million upon the completion of certain development milestones. The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra-R&D expense as project costs are incurred. $0.2 million of costs were incurred during the three and six months ended June 30, 2024. Upon achievement of certain development, regulatory or commercial trigger events, the Company agreed to pay PRV in aggregate an amount equal to no more than four times the funding provided by PRV i.e., a maximum repayment amount of up to £8.4 million. The trigger event payments meet the derivative scope exception under Accounting Standards Codification (ASC) 815 Derivatives and Hedging, and therefore do not need to be bifurcated and separately accounted for.

9. Stockholders’ Equity

Preferred Stock

Subsequent to the IPO, the Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There are no shares of preferred stock issued and outstanding as of June 30, 2024.

Common Stock

Common stock outstanding in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of June 30, 2024 includes 580,599 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services and 486,779 shares of restricted stock that vest based on performance conditions (see Note 10). Common stock reserved for future issuance consisted of the following:

June 30, 2024
(in thousands)
Shares reserved for options and restricted stock units issued under the plans	16,642
Shares reserved for future issuance under the plans	19,808
Total	36,450

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 6). In December 2023, 6,072,445 shares of common stock were issued related to BlackThorn Merger Agreement upon achievement of the Phase 3 navacaprant dosing milestone that was met in October 2023. As of June 30, 2024, no shares have been reserved for potential future issuances as no other BlackThorn Milestones have been achieved.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2023 Employee Share Purchase Plan

In September 2023, the Company adopted the 2023 Employee Share Purchase Plan (the 2023 ESPP) that became effective in connection with the Company’s IPO. The 2023 ESPP initially reserved 1,526,984 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance under the 2023 ESPP. As of June 30, 2024, no shares have been issued under the ESPP.

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

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2023	13,783	$6.39	8.7	$146,966
Granted	3,313	16.59
Exercised	(1,123)	4.01
Canceled and forfeited	(1,236)	7.16
Expired	(104)	3.89
Outstanding as of June 30, 2024	14,633	$8.83	8.6	$43,675
Vested as of June 30, 2024	3,720	$4.63	7.4	$19,740
Exercisable as of June 30, 2024	3,748	$4.62	7.4	$19,890

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2023	840	$6.11	353	$17.00
Granted	414	14.22	1,265	17.43
Vested	(459)	8.16	—	—
Forfeited and expired	—	—	(55)	18.07
Cancelled	(165)	6.35	—	—
Outstanding and unvested as of June 30, 2024	630	$9.88	1,563	$17.31

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

The unrecognized original grant-date fair value, together with incremental expense, is recognized as compensation for each tranche over the requisite service period. For the three and six months ended June 30, 2024 stock-based compensation related to the tranches was nil and $0.1 million respectively, including expense related to the performance-based tranche for which the condition was met upon completion of the Company's IPO. For the three and six months ended June 30, 2023, stock-based compensation related to the market-based tranches was not material and no expense was recognized for the performance-based tranche as the performance condition was not probable of being met.

Awards with Performance Conditions with the Company's Scientific Advisors

In 2020, the Company approved grants of 700,965 stock options and 892,136 shares of restricted common stock to certain of the Company’s scientific advisors, which vest based on the achievement of performance conditions to be determined and continued service to the Company.

As of June 30, 2024, the Company’s board of directors established performance conditions for 401,462 stock options, such that the criteria for establishing a grant date, and accordingly a measurement date, were met for these performance stock options and the remaining 299,503 stock options with performance conditions to be established were cancelled in July 2023 because certain of the Company’s scientific advisors were terminated.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2024 the performance conditions for 637,240 shares of restricted common stock were established or amended, and the remaining 254,896 shares of restricted common stock with performance conditions to be established were cancelled in July 2023 because the consulting agreements with certain of the Company’s scientific advisors were terminated.

In April 2024, the Company amended the terms of two restricted stock purchase agreements of 127,448 shares each, with performance conditions that had never been set, such that they lapsed in their entirety and become fully vested and unrestricted effective April 1, 2024. The modifications were determined to be improbable-to-probable modifications which resulted in $3.6 million in total expense that was fully recognized during the three months ended June 30, 2024.

Additionally, in April 2024, the Company revised the vesting schedule for two other restricted stock purchase agreements each consisting of 79,656 shares. These agreements originally had performance condition tranches that had been set but were not probable of being met and were amended to instead vest monthly over three years, subject to continued service. The modification of the performance-based tranches were deemed to be improbable-to-probable modifications. Total compensation cost of $2.3 million, equal to the modification date fair value, will be recognized over the remaining service period, of which $0.1 million was recognized during the three months ended June 30, 2024.

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$7,152	$1,554	$9,964	$2,958
General and administrative	5,616	988	10,177	1,780
Total stock-based compensation	$12,768	$2,543	$20,141	$4,738

As of June 30, 2024, there was $84.2 million and $28.7 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, including stock options and restricted common stock for which achievement of milestones was not probable, which were expected to be recognized over a weighted-average remaining service period of 2.5 years and 3.1 years, respectively.

11. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator:
Net loss	$(58,700)	$(38,543)	$(112,421)	$(74,168)
Denominator:
Weighted-average common shares outstanding, basic and diluted	158,984	30,125	158,464	29,704
Net loss per share, basic and diluted	$(0.37)	$(1.28)	$(0.71)	$(2.50)

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2024	2023
	(in thousands)
Convertible preferred stock	—	104,417
Common stock options and restricted stock units	16,642	11,449
Performance stock options (with performance conditions to be established)	—	300
Early exercised stock options subject to future vesting	48	82
Unvested restricted stock awards	630	1,727
Performance restricted stock (with performance conditions to be established)	—	510
Total	17,320	118,484

12. Related Party Transactions

As of June 30, 2024 and December 31, 2023, the Company was obligated to pay Amgen $3.1 million under the Amgen Collaboration Agreement, which was recorded within current liabilities on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, $12.5 million and $6.3 million, related to amounts prepayable to Amgen were recorded as prepaid expenses and other current assets on the condensed consolidated balance sheets. During the six months ended June 30, 2024 and 2023, the Company recorded nil and $16.3 million, respectively, of research and development expenses with Amgen.

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

Overview

We are a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. We have rapidly scaled our therapeutic pipeline, which currently consists of seven clinical and preclinical neuroscience programs that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. Our most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), bipolar depression and other neuropsychiatric disorders, which we believe has the potential to provide significant advantages relative to the standard of care, if approved. In 2023, we initiated our pivotal Phase 3 KOASTAL program that is evaluating navacaprant monotherapy in patients with moderate to severe MDD. The KOASTAL program includes three replicate Phase 3 studies, KOASTAL-1, KOASTAL-2 and KOASTAL-3 as well as an open-label extension study, KOASTAL-LT, which is designed to evaluate the long-term safety of navacaprant. We anticipate releasing topline results from the KOASTAL-1 study in the fourth quarter of 2024 and topline results from the KOASTAL-2 and KOASTAL-3 studies in the first half of 2025. Additionally, in May 2024 we initiated a Phase 2 study for navacaprant in bipolar depression and anticipate releasing results from that study in the second half of 2025.

As shown in the table below, our current pipeline includes seven programs, three of which are in clinical development and four of which are in preclinical development.

PROGRAM *Target/Mechanism*	INDICATION *U.S. Prevalence*	Preclinical	Phase 1	Phase 2	Phase 3	MILESTONE *Guidance*
Neuropsychiatry Programs						
Navacaprant (NMRA-140) *KOR Antagonist*	**Major Depressive Disorder** *21M*					**Report KOASTAL-1 topline data** *4Q24* **Report KOASTAL-2, -3 topline data** *1H25*
	Bipolar Depression *7M*					**Report Phase 2 topline data** *2H25*
NMRA-511 *V1aR Antagonist*	**Agitation in Alzheimer's Disease** *6M*					**Report Phase 1b data** *2H25*
NMRA-266* *M4 Modulator*	**Schizophrenia** *3M*					**Provide update on clinical hold** *as available*
NMRA-M4R *M4 Modulator*	**Schizophrenia** *3M*					**Submit IND for next compound** *1H25*
NMRA-NMDA *NMDA Modulator*	**Schizophrenia** *3M*					
Neurodegeneration Programs						
NMRA-CK1δ *CK1δ Inhibitor*	**ALS/Alzheimer's Disease** *25K/6M*					
NMRA-NLRP3 *NLRP3 Inhibitor*	**Parkinson's Disease** *1M*					
NMRA-GCASE *GCase Activator*	**Parkinson's Disease** *1M*

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

In September 2023, we completed our initial public offering (IPO) pursuant to which we issued and sold an aggregate of 14,710,000 shares of our common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. As of June 30, 2024, we had $371.6 million in cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of the condensed consolidated financial statements.

Since our inception, we have incurred significant net losses, which are primarily attributable to acquired intangible in-process research and development intangible asset (IPR&D) costs pursuant to our acquisitions, which occurred in 2020 and were accounted for as an acquisition of assets. We expect to continue to incur significant losses for the foreseeable future as we continue to advance the development of our product candidates and approach, and incur additional costs associated with being a public company. Our net losses were $58.7 million and $38.5 million for the three months ended June 30, 2024 and 2023. Our net losses were $112.4 million and $74.2 million for the six months ended June 30, 2024 and 2023. As of June 30, 2024, we had an accumulated deficit of $815.9 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and our expenditures on research and development activities.

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

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In December 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of June 30, 2024, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. As of June 30, 2024, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

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

Results of Operations

For the Three Months Ended June 30, 2024 and 2023

The following table summarizes our result of operations for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change

Operating expenses:
Research and development	$48,628	$32,769	$15,859
General and administrative	15,194	9,293	5,901
Total operating expenses	63,822	42,062	21,760
Loss from operations	(63,822)	(42,062)	(21,760)
Other income (expense):
Interest income	5,271	3,558	1,713
Other income (expense), net	(24)	(39)	15
Total other income	5,247	3,519	1,728
Net loss before income taxes	(58,575)	(38,543)	(20,032)
Provision for income taxes	125	—	125
Net loss	$(58,700)	$(38,543)	$(20,157)

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change

Direct external program expenses:
Navacaprant (NMRA-140) program	$25,552	$6,365	$19,187
NMRA-511 program	1,810	1,910	(100)
NMRA-266 program	1,032	1,775	(743)
Preclinical programs	1,668	2,236	(568)
Internal and unallocated expenses:
Personnel-related costs	15,368	8,544	6,824
Other costs	3,198	11,939	(8,741)
Total research and development expenses	$48,628	$32,769	$15,859

Research and development expenses increased by $15.9 million, or 48%, to $48.6 million for the three months ended June 30, 2024, from $32.8 million for the three months ended June 30, 2023 as we ramped up our clinical and preclinical programs and related activities. Direct external program expenses increased by $17.8 million, of which $19.2 million was related to the Phase 3 clinical trials for navacaprant, partially offset by a decrease of $0.7 million to the Phase 1 clinical trial costs for NMRA-266 due to the FDA hold. Internal and unallocated expenses decreased by $1.9 million, which were primarily due to a decrease in contracted research and consulting activities of $8.7 million, attributable to decreased activities under our research and collaboration agreements with Amgen and with other vendors, which was partially offset by an increase in personnel related costs of $6.8 million, including $5.6 million related to stock-based compensation. Stock-based compensation primarily increased due to stock modification expense of $3.7 million and the increased value of stock awards issued.

General and Administrative Expenses

General and administrative expenses increased by $5.9 million, or 63%, to $15.2 million for the three months ended June 30, 2024, from $9.3 million for the three months ended June 30, 2023 as we continued to expand our administrative functions to support our business. The increase was primarily attributable to $4.9 million of higher personnel-related costs as we increased our G&A headcount, including $4.6 million related to stock-based compensation. The increase in stock based-compensation was due to the increased value of awards issued.

Interest Income

Interest income increased by $1.7 million to $5.3 million for the three months ended June 30, 2024 from $3.6 million for the three months ended June 30, 2023, which was attributable to interest earned on our higher balances in cash equivalents and marketable securities.

For the Six Months Ended June 30, 2024 and 2023

The following table summarizes our result of operations for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$94,385	$62,254	$32,131
General and administrative	29,511	18,976	10,535
Total operating expenses	123,896	81,230	42,666
Loss from operations	(123,896)	(81,230)	(42,666)
Other income (expense):
Interest income	11,636	7,127	4,509
Other income (expense), net	(36)	(65)	29
Total other income (expense)	11,600	7,062	4,538
Net loss before income taxes	(112,296)	(74,168)	(38,128)
Provision for income taxes	125	—	125
Net loss	$(112,421)	$(74,168)	$(38,253)

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$49,871	$8,859	$41,012
NMRA-511 program	3,697	3,644	53
NMRA-266 program	4,621	4,843	(222)
Preclinical programs	4,012	4,646	(634)
Internal and unallocated expenses:
Personnel-related costs	26,243	16,844	9,399
Other costs	5,941	23,418	(17,477)
Total research and development expenses	$94,385	$62,254	$32,131

Research and development expenses increased by $32.1 million, or 52%, to $94.4 million for the six months ended June 30, 2024, from $62.3 million for the six months ended June 30, 2023, as we ramped up our clinical and preclinical programs and related activities. Direct external program expenses increased by $40.2 million, of which $41.0 million was related to the Phase 3 clinical trials for navacaprant, partially offset by a decrease in preclinical program costs of $0.6 million due to decreased research activities on early stage programs and a decrease of $0.2 million to the Phase 1 clinical trial costs for NMRA-266 due to the FDA hold. Internal and unallocated expenses decreased by $8.1 million, which were primarily due to a decrease in contracted research and consulting activities of $17.5 million, attributable to decreased activities under our research and collaboration agreements with Amgen and with other vendors, which was partially offset by an increase in personnel related costs of $9.4 million, including $7.0 million related to stock-based compensation. Stock-based compensation primarily increased due to stock modification expense of $3.7 million and the increased value of stock awards issued.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $10.5 million, or 56%, to $29.5 million for the six months ended June 30, 2024 from $19.0 million for the six months ended June 30, 2023 as we continued to expand our administrative functions to support our business. The increase was primarily attributable to $9.4 million of higher personnel-related costs as we increased our G&A headcount, including $8.4 million related to stock-based compensation and a $0.7 million increase in insurance costs. The increase in stock based-compensation was due to the increased value of awards issued.

Interest Income

Interest income increased by $4.5 million to $11.6 million for the six months ended June 30, 2024 from $7.1 million for the six months ended June 30, 2023, which was attributable to interest earned on our higher balances in cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had $371.6 million of cash, cash equivalents and marketable securities. Prior to our IPO we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes and raised gross cash proceeds of over $600 million including from the sale of convertible preferred stock, borrowings pursuant to convertible promissory notes and cash acquired in our acquisitions of assets. On September 19, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million.

Since our inception, we have not generated any revenue from the sale of products and we have incurred significant net losses and negative cash flows from operations. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach, programs, and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As of June 30, 2024, we had an accumulated deficit of $815.9 million.

Future Funding Requirements

We expect our expenses and operating losses will increase substantially over the foreseeable future as we continue our research and development efforts, advance our product candidates through clinical and preclinical development, enhance our precision neuroscience approach and programs, expand our product pipeline, seek regulatory approval, prepare for commercialization, hire additional personnel and protect our intellectual property, Furthermore, as a result of the completion of our IPO on September 19, 2023, we have incurred and will continue to incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from period to period, depending on the factors described below. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The expected increase in expenses will be driven in large part by our ongoing activities, and our future capital requirements will depend on many factors, including:

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(99,113)	$(64,063)
Investing activities	(128,746)	26,895
Financing activities	4,499	393
Net change in cash and cash equivalents and restricted cash	$(223,360)	$(36,775)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $99.1 million, which consisted of a net loss of $112.4 million and a change in our net operating assets and liabilities of $5.4 million, partially offset by $18.8 million in noncash charges. The change in our net operating assets and liabilities primarily resulted from an increase of $2.4 million in prepaid expenses and other current assets related to our clinical programs, a decrease of $2.2 million in accrued liabilities primarily related to our clinical programs, and a decrease in operating lease liabilities of $1.6 million, partially offset by a $0.7 million increase in accounts payable primarily due to the timing of our accounts payable. The noncash charges primarily consisted of $20.1 million of stock-based compensation, $1.6 million of noncash operating lease expense and $0.3 million of depreciation and amortization, partially offset by $3.3 million of net accretion of discounts on marketable securities.

Net cash used in operating activities for the six months ended June 30, 2023 was $64.1 million, which consisted of a net loss of $74.2 million, which was partially offset by $4.7 million in noncash charges and a change in our net operating assets and liabilities of $5.4 million. The noncash charges primarily consisted of $4.7 million of stock-based compensation, $1.6 million of noncash operating lease expense and $0.3 million of depreciation and amortization, partially offset by $2.0 million of net accretion of discounts on marketable securities. The change in our net operating assets and liabilities primarily resulted from a decrease of $3.6 million in prepaid expenses and other current assets related to our collaboration with Amgen and an increase of $3.4 million in accounts payable and accrued liabilities due to the timing of our accounts payable, partially offset by a decrease of $1.6 million in operating lease liabilities.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $128.7 million, which primarily consisted of $205.3 million in purchases of marketable securities, partially offset by $77.4 million in proceeds from sales and maturities of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2023 was $26.9 million, which primarily consisted of $103.1 million of proceeds from sales and maturities of marketable securities, partially offset by $76.1 million of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $4.5 million, which consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.4 million, which primarily consisted of $1.0 million of proceeds from exercise of stock options, partially offset by $0.5 million of repurchase of unvested early exercised stock options and $0.1 million of payments for deferred offering costs.

Contractual Obligations and Other Commitments

As of June 30, 2024, our contractual obligations and commitments relate primarily to our operating lease for our office and laboratory facilities located in Massachusetts with a noncancelable lease term expiring in June 2025. Additionally, as of June 30, 2024, we have amounts due to Amgen pursuant to our September 2021 research and collaboration arrangement within the next year totaling $3.1 million. See Note 8 – Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements for further information.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future. We expect that it will be several years before we have a commercialized product and generate revenue from product sales. Our net loss was $58.7 million and $38.5 million for three months ended June 30, 2024 and 2023, respectively, and $112.4 million and $74.2 million six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $815.9 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

Drug development in the field of brain diseases, and neuropsychiatric disorders and neurodegenerative diseases in particular, has seen very limited success historically. We estimate over $110 billion has been spent on neuroscience research and development since 2019 in the United States alone, representing approximately 33% of all disease‑specific spending. However, only approximately 12% of all new therapies approved during this time period have been for the treatment of brain diseases. From 2011 to 2020, clinical development success rates for new drug candidates that employed patient selection biomarkers were approximately 16% compared to approximately 8% for patients without patient selection biomarkers according to the BIO; however, clinical success depends on a number of factors and employing a patient selection biomarker approach does not guarantee that our product candidates will be approved and commercialized. Developing a product candidate for treatment of these brain diseases is extremely difficult and subjects us to a number of unique challenges, including obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

Moreover, given the history of clinical failures in this field, future clinical or regulatory failures by us or others may result in further negative perception of the likelihood of success in this field, which may significantly and adversely affect the market price of our common stock.

We have invested and expect to continue to invest in acquiring product candidates, technologies and assets, as well as research and development efforts that further enhance our product pipeline. Such investments may affect our operating results, and, if the return on these investments is lower or develops more slowly than we expect, our revenue and operating results may suffer.

We have invested and expect to continue to invest in acquiring potential product candidates to enhance our product pipeline, technologies and assets. These activities and investments involve significant time, risks, and uncertainties, including the risk that the associated expenses may affect our operating results, such investments may not generate products that can be successfully developed or technologies that can be effectively used by us, and may cause significant drains on capital resources and commit us to substantial financial obligations. While we believe that we must continue to invest a significant amount of time and resources in the development of our product pipeline, if we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our business, operating results and prospects may be materially adversely affected.

We have experienced rapid growth since our inception in November 2019, and expect to continue to grow in the future. If we fail to effectively manage our growth, we may not be able to execute on our business objectives.

As of June 30, 2024, we had 108 full‑time employees. We expect continued growth in the number of our employees and the scope of our operations, particularly as we continue our current and future clinical trials and preclinical studies, initiate and conduct investigational new drug application (IND)‑enabling studies and build out our clinical operations, regulatory, quality and manufacturing infrastructure. In addition to headcount growth, we have made a number of acquisitions of assets, and entered into a significant strategic collaboration with Amgen and in‑licensed programs from Amgen and Vanderbilt. These activities have added significant complexity to our organization, including a number of clinical and preclinical programs that we are now developing. These programs require significant infrastructure and headcount to effectively prosecute.

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

We depend on enrollment and retention of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling or retaining patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials require that we enroll and retain a sufficient number of patient candidates. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development.

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

We may maintain certain sensitive information about individuals, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws and regulations governing the privacy and security of personal information or requiring notification of affected individuals and state regulators in the event of a breach of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the CCPA) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Although there are limited exemptions for health‑related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies are expected to enter into force in the United States and the EU in 2024. In the United States, the Biden administration issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (2023 AI Order), that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large scale computer centers used to train AI models. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of AI Technologies. Agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI Technologies. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.

In Europe, on July 12, 2024, the EU Artificial Intelligence Act (EU AI Act) was published in the EU Official Journal, and establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act enters into force on August 2, 2024 and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 48% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, certain of our principal stockholders, including Amgen, ARCH Venture Partners and Mubadala Capital, have designated certain of our directors for election to the Board. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2024, we had outstanding a total of 159,270,775 shares of common stock and approximately 48% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

The following table describes, for the three months ended June 30, 2024, each trading arrangement for the purchase or sale of Company securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

			Trading Arrangement
Name (Title)	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold		Expiration Date
Matthew Fust (Director)	Adopt	May 10, 2024	X		61,788		August 14, 2025
Joshua Pinto (Chief Financial Officer)	Adopt	April 18, 2024	X		—	(2)	February 18, 2026
	Adopt	April 18, 2024	X		200,000		July 17, 2025
	Amend(1)	May 22, 2024	X		200,000		February 12, 2025
Paul L. Berns (Executive Chairman)	Adopt	April 20, 2024	X		—	(2)	February 18, 2026
Robert Lenz (Head of Research and Development)	Adopt	June 12, 2024	X		—	(2)	December 29, 2028
	Adopt	June 12, 2024	X		100,735		September 12, 2025
Daljit (Bill) Singh Aurora (Chief Strategy Officer)	Adopt	April 22, 2024	X		57,350		June 30, 2025
	Adopt	April 22, 2024	X		—	(2)	February 18, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1) Changed the timing and price limits of sales under the trading arrangement originally adopted on April 18, 2024.

(2) This 10b5-1 trading arrangement is intended to qualify as an “eligible sell-to-cover transaction” (as described in Rule 10b5-1(c)(1)(ii)(D)(3) under the Exchange Act). This sell-to-cover arrangement applies to restricted stock units (“RSUs”). This arrangement provides for the automatic sale of shares of common stock that would otherwise be issuable on each vesting date of a covered RSU in an amount necessary to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation. The number of shares of common stock that will be sold under this arrangement is not currently determinable as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement.

ITEM 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	9/19/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	9/19/2023	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate.	S-1/A	9/11/2023	4.2
10.1[†]	Second Amendment to License Agreement, dated May 17, 2024, by and between the Registrant and Vanderbilt University.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

# Indicates management contract or compensatory plan.

+ This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

[† Portions of the exhibit, marked by brackets, have been omitted because the omitted information (i) is not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neumora Therapeutics, Inc.

Date: August 6, 2024	By:	/s/ Henry O. Gosebruch
	Name:	Henry O. Gosebruch
	Title:	Chief Executive Officer

Date: August 6, 2024	By:	/s/ Joshua Pinto, Ph.D.
	Name:	Joshua Pinto, Ph.D
	Title:	Chief Financial Officer