Form 10-Q
period 2024-09-30
Neumora Therapeutics, Inc.
filed 2024-11-12
CIK 1885522

03ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 4, 2024, the registrant had 161,561,064 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

iii

Part I—Financial Information

Item 1. Financial Statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$275,714	$374,038
Restricted cash	1,213	—
Short-term marketable securities	65,593	79,944
Prepaid expenses and other current assets	6,088	24,297
Total current assets	348,608	478,279
Long-term marketable securities	—	9,845
Property and equipment, net	1,297	1,790
Operating lease right-of-use assets	2,632	5,068
Restricted cash	—	1,213
Total assets	$352,537	$496,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,107	$337
Accrued liabilities	22,758	21,257
Early exercise liability, current portion	133	139
Operating lease liabilities, current portion	2,745	3,378
Total current liabilities	31,743	25,111
Operating lease liabilities, net of current portion	—	1,853
Early exercise liability, net of current portion	55	155
Total liabilities	31,798	27,119
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	1,209,020	1,172,570
Accumulated other comprehensive (gain) loss	105	(76)
Accumulated deficit	(888,402)	(703,434)
Total stockholders’ equity	320,739	469,076
Total liabilities and stockholders’ equity	$352,537	$496,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$60,630	$41,601	$155,015	$103,855
General and administrative	16,016	15,263	45,527	34,239
Total operating expenses	76,646	56,864	200,542	138,094
Loss from operations	(76,646)	(56,864)	(200,542)	(138,094)
Other income (expense):
Interest income	4,209	3,838	15,845	10,965
Other expense, net	(57)	(1)	(93)	(66)
Total other income	4,152	3,837	15,752	10,899
Net loss before income taxes	(72,494)	(53,027)	(184,790)	(127,195)
Provision for income taxes	53	—	178	—
Net loss	(72,547)	(53,027)	(184,968)	(127,195)
Other comprehensive income (loss):
Unrealized gain on marketable securities	292	137	181	463
Comprehensive loss	$(72,255)	$(52,890)	$(184,787)	$(126,732)
Net loss per share, basic and diluted	$(0.45)	$(1.14)	$(1.16)	$(3.59)
Weighted-average shares outstanding, basic and diluted	159,576	46,691	158,837	35,428

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited, in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	—	$—	158,832	$16	$1,172,570	$(76)	$(703,434)	$469,076
Issuance of common stock upon exercise of stock options	—	—	525	—	1,845	—	—	1,845
Vesting of restricted common stock	—	—	—	—	41	—	—	41
Unrealized loss on marketable debt securities	—	—	—	—	—	(72)	—	(72)
Stock-based compensation	—	—	—	—	7,373	—	—	7,373
Net loss	—	—	—	—	—	—	(53,721)	(53,721)
Balance as of March 31, 2024	—	$—	159,357	$16	$1,181,829	$(148)	$(757,155)	$424,542
Issuance of common stock upon exercise of stock options	—	—	598	—	2,654	—	—	2,654
Forfeiture of restricted stock subject to repurchase	—	—	(5)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	34	—	—	34
Unrealized loss on marketable debt securities	—	—	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	—	—	12,768	—	—	12,768
Net loss	—	—	—	—	—	—	(58,700)	(58,700)
Balance as of June 30, 2024	—	$—	159,950	$16	$1,197,285	$(187)	$(815,855)	$381,259
Issuance of common stock upon exercise of stock options	—	—	541	—	1,756	—	—	1,756
Forfeiture of restricted stock subject to repurchase	—	—	(99)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	33	—	—	33
Vesting of restricted stock units	—	—	88	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	—	—	292	—	292
Stock-based compensation	—	—	—	—	9,946	—	—	9,946
Net loss	—	—	—	—	—	—	(72,547)	(72,547)
Balance as of September 30, 2024	—	$—	160,480	$16	$1,209,020	$105	$(888,402)	$320,739

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance as of December 31, 2022	104,417	$843,687	32,612	$3	$21,430	$(774)	$(467,509)	$(446,850)
Issuance of common stock upon exercise of stock options	—	—	219	—	602	—	—	602
Repurchase of unvested early exercised stock options	—	—	(123)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	1,282	—	—	1,282
Unrealized gain on marketable debt securities	—	—	—	—	—	476	—	476
Stock-based compensation	—	—	—	—	2,195	—	—	2,195
Net loss	—	—	—	—	—	—	(35,625)	(35,625)
Balance as of March 31, 2023	104,417	$843,687	32,708	$3	$25,509	$(298)	$(503,134)	$(477,920)
Issuance of common stock upon exercise of stock options	—	—	114	—	404	—	—	404
Vesting of restricted common stock	—	—	—	—	125	—	—	125
Unrealized loss on marketable debt securities	—	—	—	—	—	(150)	—	(150)
Stock-based compensation	—	—	—	—	2,543	—	—	2,543
Net loss	—	—	—	—	—	—	(38,543)	(38,543)
Balance as of June 30, 2023	104,417	$843,687	32,822	$3	$28,581	$(448)	$(541,677)	$(513,541)
Conversion of convertible preferred stock into common stock upon initial public offering	(104,417)	$(843,687)	104,417	10	$843,677	—	—	$843,687
Issuance of common stock upon initial public offering, net of offering costs of $23,452	—	—	14,710	1	226,617	—	—	226,618
Issuance of common stock upon exercise of stock options	—	—	537	1	1,510	—	—	1,511
Sale and issuance of common stock	—	—	127	—	810	—	—	810
Issuance of restricted common stock subject to repurchase	—	—	382	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	47	—	—	47
Forfeiture of restricted stock subject to repurchase	—	—	(297)		—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	—	—	137	—	137
Stock-based compensation	—	—	—	—	6,451	—	—	6,451
Net loss	—	—	—	—	—	—	(53,027)	(53,027)
Balance as of September 30, 2023	—	$—	152,698	$15	$1,107,693	$(311)	$(594,704)	$512,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(184,968)	$(127,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30,087	11,189
Non-cash operating lease expense	2,436	2,469
Depreciation and amortization	474	502
Net accretion of investments in marketable securities	(4,638)	(3,068)
Other noncash expenses	21	54
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15,306	(3,274)
Accounts payable	5,770	1,331
Accrued liabilities	5,401	8,646
Operating lease liabilities	(2,485)	(2,490)
Net cash used in operating activities	(132,596)	(111,836)
Investing activities:
Purchases of marketable securities	(205,324)	(89,000)
Proceeds from maturities of marketable securities	234,341	139,783
Cash paid for acquisition of assets	(775)	—
Purchases of property and equipment	—	(73)
Net cash provided by investing activities	28,242	50,710
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	232,565
Proceeds from exercise of stock options	6,255	2,517
Proceeds from issuance of common stock	—	810
Repurchase of unvested early exercised shares	—	(491)
Payments for offering costs in connection with at-the-market offering and initial public offering	(225)	(2,984)
Net cash provided by financing activities	6,030	232,417
Net change in cash and cash equivalents and restricted cash	(98,324)	171,291
Cash and cash equivalents and restricted cash at beginning of year	375,251	242,206
Cash and cash equivalents and restricted cash at end of period	$276,927	$413,497
Components of cash and restricted cash:
Cash and cash equivalents	$275,714	$412,284
Restricted cash	1,213	1,213
Total cash and cash equivalents and restricted cash	$276,927	$413,497
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$473	$—
Offering costs in connection with at-the-market offering included in accrued liabilities	$321	$—
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$843,687
Offering costs related to initial public offering included in accounts payable and accrued liabilities	$—	$2,963

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

As of September 30, 2024, the Company has devoted a significant portion of its financial resources and efforts to building its organization, acquiring technologies and companies, executing clinical and preclinical studies, conducting research and development, identifying and developing potential product candidates, building its precision neuroscience tools, organizing and staffing the Company, business planning, establishing, maintaining and protecting its intellectual property portfolio, raising capital and providing general and administrative support for these operations. The Company has not generated revenue from the sale of products.

The Company’s most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), bipolar depression and other neuropsychiatric disorders. In 2023, the Company initiated a Phase 3 program called the KOASTAL program evaluating navacaprant monotherapy in patients with moderate to severe MDD. The Company anticipates releasing topline results from the KOASTAL-1 study around the end of 2024 and topline results from the KOASTAL-2 and KOASTAL-3 studies in the first half of 2025. Additionally, in May 2024 the Company initiated a Phase 2 study for navacaprant in bipolar depression and anticipates releasing results from that study in the second half of 2025.

Reverse Stock Split

On September 8, 2023, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 7.8463-for-1 basis (the Reverse Stock Split). The par value and authorized shares of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All share data and per share data amounts for all periods presented in the condensed consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

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

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and as of September 30, 2024, had an accumulated deficit of $888.4 million. As of September 30, 2024, the Company had cash, cash equivalents and marketable securities of $341.3 million, which are available to fund future operations. The Company believes that its existing cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to support operations for at least the next 12 months from the date these condensed consolidated financial statements are issued.

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

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2024, condensed consolidated statements of operations and comprehensive loss, statement of stockholders’ equity (deficit) for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Form 10-K.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

3. Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$221,344	$—	$—	$221,344
Commercial paper	45,430	14	—	45,444
Total cash equivalents	$266,774	$14	$—	$266,788
Marketable securities:
U.S. government securities	41,923	54	(9)	41,968
Corporate debt securities	23,579	46	—	23,625
Total marketable securities	65,502	100	(9)	65,593
Total cash equivalents and marketable securities	$332,276	$114	$(9)	$332,381

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$306,801	$—	$—	$306,801
Commercial paper	42,455	6	—	42,461
U.S. government and agency debt securities	12,998	—	(6)	12,992
Total cash equivalents	$362,254	$6	$(6)	$362,254
Marketable securities:
Commercial paper	$47,534	$17	$(4)	$47,547
U.S. government and agency debt securities	37,515	—	(91)	37,424
Corporate debt securities	4,816	3	(1)	4,818
Total marketable securities	89,865	20	(96)	89,789
Total cash equivalents and marketable securities	$452,119	$26	$(102)	$452,043

As of September 30, 2024, the Company has not realized any material gains or losses on its marketable securities, including any impairment charges on its securities related to expected credit losses. As of September 30, 2024, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at September 30, 2024 (see Note 4).

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$221,344	$—	$—	$221,344
Commercial paper	—	45,444	—	45,444
Marketable securities:
U.S. government securities	41,968	—	—	41,968
Corporate debt securities	—	23,625	—	23,625
Total assets measured at fair value	$263,312	$69,069	$—	$332,381

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$306,801	$—	$—	$306,801
Marketable securities:
Commercial paper	—	90,008	—	90,008
U.S. government and agency debt securities	19,473	30,943	—	50,416
Corporate debt securities	—	4,818	—	4,818
Total assets measured at fair value	$326,274	$125,769	$—	$452,043

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

5. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
	(in thousands)
Accrued clinical trial and preclinical costs	$11,606	$4,705
Compensation and benefits	8,844	10,011
Professional services	1,916	787
Other	392	750
Accrued research and development services (nil and $3.1 million due to related party in 2024 and 2023, respectively)	—	5,004
Total accrued liabilities	$22,758	$21,257

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. None of the BlackThorn Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. The Company settled the Phase 3 navacaprant dosing milestone in December 2023 by issuing 6,072,445 shares of its common stock based on the volume weighted average price per share prior to the date the milestone was met and paying cash of $2.3 million to the former stockholders of BlackThorn and participants in the carveout plan (discussed below). As a result, the Company recognized $60.8 million in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones. None of the other Blackthorn Milestones have been achieved and no such amounts were deemed due or payable as of September 30, 2024.

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

The Company settled the Phase 3 navacaprant dosing milestone in December 2023. The Company recognized contingent consideration related to Vested Carveout Units, which was included in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones as described above. In addition, the Company recognized and paid $1.8 million in compensation related to the BlackThorn Carveout Units that were a compensatory arrangement in 2023. None of the other BlackThorn Milestones had been achieved and no such amounts were deemed due or payable as of September 30, 2024.

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

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the Amgen Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of September 30, 2024, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets, which was immediately recognized as acquired in-process research and development expense in the condensed consolidated statement of operations and comprehensive loss as it was determined to have no alternative future use as of the acquisition date. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the Vanderbilt Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. In October 2023, a $2.0 million Vanderbilt Milestone was achieved

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

and settled in cash in November 2023 and was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of September 30, 2024.

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

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage ranging from the mid-single digits to sub teen double digits of any sublicensing revenues the Company receives. In October 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of September 30, 2024.

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

In return for Amgen performing research and development activities under the agreement, the Company committed to making non-refundable, non-creditable quarterly payments over the first two years totaling $50.0 million and for the third year $12.5 million. Additionally, the Company will reimburse Amgen for certain direct, out-of-pocket external costs and expenses that are incurred in the performance of the activities under the Amgen Collaboration Agreement.

The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024.

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

The Company recorded $12.5 million of research and development expenses during the three and nine months ended September 30, 2024. The Company recorded $8.1 million and $24.4 million of related research and development expenses during the three and nine months ended September 30, 2023.

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

The first tranche of £0.9 million was due upon execution of the agreement and was received in March 2024, for $1.1 million. The Company is eligible to receive the second tranche of £1.2 million upon the completion of certain development milestones. The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra-R&D expense as project costs are incurred. $0.6 million of costs were incurred during the three and nine months ended September 30, 2024. Upon achievement of certain development, regulatory or commercial trigger events, the Company agreed to pay PRV in aggregate an amount equal to no more than four times the funding provided by PRV i.e., a maximum repayment amount of up to £8.4 million. The trigger event payments meet the derivative scope exception under Accounting Standards Codification (ASC) 815 Derivatives and Hedging, and therefore do not need to be bifurcated and separately accounted for.

9. Stockholders’ Equity

Preferred Stock

Subsequent to the IPO, the Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There are no shares of preferred stock issued and outstanding as of September 30, 2024.

Common Stock

Common stock outstanding in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of September 30, 2024 includes 448,637 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services. Common stock reserved for future issuance consisted of the following:

September 30, 2024
(in thousands)
Shares reserved for options and restricted stock units issued under the plans	16,075
Shares reserved for future issuance under the plans	19,747
Total	35,822

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 6). In December 2023, 6,072,445 shares of common stock were issued related to BlackThorn Merger Agreement upon achievement of the Phase 3 navacaprant dosing milestone that was met in October 2023. As of September 30, 2024, no shares have been reserved for potential future issuances as no other BlackThorn Milestones have been achieved.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

2023 Employee Share Purchase Plan

In September 2023, the Company adopted the 2023 Employee Share Purchase Plan (the 2023 ESPP) that became effective in connection with the Company’s IPO. The 2023 ESPP initially reserved 1,526,984 shares of common stock for the issuance of future awards and provides for an automatic annual increase in the number of shares of common stock reserved for future issuance under the 2023 ESPP. As of September 30, 2024, no shares have been issued under the ESPP.

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

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2023	13,783	$6.39	8.7	$146,966
Granted	3,557	16.23
Exercised	(1,664)	3.76
Canceled and forfeited	(1,368)	7.52
Expired	(137)	3.62
Outstanding as of September 30, 2024	14,171	$9.08	8.5	$72,957
Vested as of September 30, 2024	4,688	$5.64	7.7	$36,184
Exercisable as of September 30, 2024	4,732	$5.63	7.7	$36,565

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2023	840	$6.11	353	$17.00
Granted	414	14.22	1,265	17.43
Vested	(583)	8.44	(88)	17.00
Forfeited and expired	—	—	—	—
Cancelled	(263)	6.41	(72)	18.07
Outstanding and unvested as of September 30, 2024	408	$10.82	1,458	$17.32

Awards with Performance Conditions with the Company's Scientific Advisors

In 2020, the Company approved grants of 700,965 stock options and 892,136 shares of restricted common stock to certain of the Company’s scientific advisors, which vest based on the achievement of performance conditions to be determined and continued service to the Company.

As of September 30, 2024, the Company’s board of directors established performance conditions for 401,462 stock options, such that the criteria for establishing a grant date, and accordingly a measurement date, were met for these performance stock options and the remaining 299,503 stock options with performance conditions to be established were cancelled in July 2023 because certain of the Company’s scientific advisors were terminated.

As of September 30, 2024 the performance conditions for 637,240 shares of restricted common stock were established or amended, and the remaining 254,896 shares of restricted common stock with performance conditions to be established were cancelled in July 2023 because the consulting agreements with certain of the Company’s scientific advisors were terminated.

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

Additionally, in April 2024, the Company revised the vesting schedule for two other restricted stock purchase agreements each consisting of 79,656 shares. These agreements originally had performance condition tranches that had been set but were not probable of being met and were amended to instead vest monthly over three years, subject to continued service. The modification of the performance-based tranches were deemed to be improbable-to-probable modifications. Total compensation cost of $2.3 million, equal to the modification date fair value, will be recognized over the remaining service period.

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$3,893	$2,184	$13,857	$5,142
General and administrative	6,053	4,267	16,230	6,047
Total stock-based compensation	$9,946	$6,451	$30,087	$11,189

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of September 30, 2024, there was $77.6 million and $26.2 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, including stock options and restricted common stock for which achievement of milestones was not probable, which were expected to be recognized over a weighted-average remaining service period of 2.3 years and 3.0 years, respectively.

11. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator:
Net loss	$(72,547)	$(53,027)	$(184,968)	$(127,195)
Denominator:
Weighted-average common shares outstanding, basic and diluted	159,576	46,691	158,837	35,428
Net loss per share, basic and diluted	$(0.45)	$(1.14)	$(1.16)	$(3.59)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2024	2023
	(in thousands)
Common stock options and restricted stock units	16,075	14,445
Early exercised stock options subject to future vesting	41	73
Unvested restricted stock awards	408	1,460
Performance restricted stock (with performance conditions to be established)	—	510
Employee stock purchase plan	31	—
Total	16,555	16,488

12. Related Party Transactions

The Amgen Collaboration Agreement expired in September 2024. As of December 31, 2023, the Company was obligated to pay Amgen $3.1 million which was recorded within current liabilities and $6.3 million related to amounts prepayable to Amgen were recorded as prepaid expenses and other current assets on the condensed consolidated balance. During the nine months ended September 30, 2024 and 2023, the Company recorded $12.5 million and $24.4 million respectively, of research and development expenses with Amgen.

13. Subsequent Event

In October 2024, the Company raised $14.2 million at an average share price of $16.33 from the issuance of Company common stock in at-the-market transactions.

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

Overview

We are a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. We have rapidly scaled our therapeutic pipeline, which currently consists of seven clinical and preclinical neuroscience programs that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. Our most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), bipolar depression and other neuropsychiatric disorders, which we believe has the potential to provide significant advantages relative to the standard of care, if approved. In 2023, we initiated our pivotal Phase 3 KOASTAL program that is evaluating navacaprant monotherapy in patients with moderate to severe MDD. The KOASTAL program includes three replicate Phase 3 studies, KOASTAL-1, KOASTAL-2 and KOASTAL-3 as well as an open-label extension study, KOASTAL-LT, which is designed to evaluate the long-term safety of navacaprant. We anticipate releasing topline results from the KOASTAL-1 study around the end of 2024 and topline results from the KOASTAL-2 and KOASTAL-3 studies in the first half of 2025. Additionally, in May 2024 we initiated a Phase 2 study for navacaprant in bipolar depression and anticipates releasing results from that study in the second half of 2025.

As shown in the table below, our current pipeline includes seven programs, three of which are in clinical development and four of which are in preclinical development.

PROGRAM *Target/Mechanism*	**INDICATION** *U.S. Prevalence*	Preclinical	Phase 1	Phase 2	Phase 3	**MILESTONE** *Guidance*
Neuropsychiatry Programs						
Navacaprant (NMRA-140) *KOR Antagonist*	**Major Depressive Disorder** *21M*					**KOASTAL-1 topline data** *Around year-end* **KOASTAL-2, -3 topline data** *1H25*
	Bipolar Depression *7M*					**Phase 2 topline data** *2H25*
NMRA-511 *V1aR Antagonist*	**Agitation in Alzheimer's Disease** *6M*					**Phase 1b data** *2H25*
NMRA-266* *M4 Modulator*	**Schizophrenia** *3M*					**Provide update on clinical hold** *as available*
NMRA-M4R *M4 Modulator*	**Schizophrenia** *3M*					**Submit IND for next compound** *1H25*
NMRA-NMDA *NMDA Modulator*	**Schizophrenia** *3M*					
Neurodegeneration Programs						
NMRA-CK1δ *CK1δ Inhibitor*	**ALS/Alzheimer's Disease** *25K/6M*					
NMRA-NLRP3 *NLRP3 Inhibitor*	**Parkinson's Disease** *1M*					
NMRA-GCASE *GCase Activator*	**Parkinson's Disease** *1M*

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

In September 2023, we completed our initial public offering (IPO) pursuant to which we issued and sold an aggregate of 14,710,000 shares of our common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. As of September 30, 2024, we had $341.3 million in cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of the condensed consolidated financial statements.

Since our inception, we have incurred significant net losses, which are primarily attributable to acquired intangible in-process research and development intangible asset (IPR&D) costs pursuant to our acquisitions, which occurred in 2020 and were accounted for as an acquisition of assets. We expect to continue to incur significant losses for the foreseeable future as we continue to advance the development of our product candidates and approach, and incur additional costs associated with being a public company. Our net losses were $72.5 million and $53.0 million for the three months ended September 30, 2024 and 2023. Our net losses were $185.0 million and $127.2 million for the nine months ended September 30, 2024 and 2023. As of September 30, 2024, we had an accumulated deficit of $888.4 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and our expenditures on research and development activities.

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

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In December 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of September 30, 2024, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. As of September 30, 2024, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

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

Results of Operations

For the Three Months Ended September 30, 2024 and 2023

The following table summarizes our result of operations for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change

Operating expenses:
Research and development	$60,630	$41,601	$19,029
General and administrative	16,016	15,263	753
Total operating expenses	76,646	56,864	19,782
Loss from operations	(76,646)	(56,864)	(19,782)
Other income (expense):
Interest income	4,209	3,838	371
Other income (expense), net	(57)	(1)	(56)
Total other income	4,152	3,837	315
Net loss before income taxes	(72,494)	(53,027)	(19,467)
Provision for income taxes	53	—	53
Net loss	$(72,547)	$(53,027)	$(19,520)

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change

Direct external program expenses:
Navacaprant (NMRA-140) program	$28,718	$13,861	$14,857
NMRA-511 program	1,696	2,074	(378)
NMRA-266 program	824	1,894	(1,070)
Preclinical programs	3,544	2,840	704
Internal and unallocated expenses:
Personnel-related costs	10,448	9,210	1,238
Other costs	15,400	11,722	3,678
Total research and development expenses	$60,630	$41,601	$19,029

Research and development expenses increased by $19.0 million, or 46%, to $60.6 million for the three months ended September 30, 2024, from $41.6 million for the three months ended September 30, 2023 as we ramped up our clinical and preclinical programs and related activities. Direct external program expenses increased by $14.1 million, of which $14.9 million was related to the Phase 3 clinical trials for navacaprant, partially offset by a decrease of $1.1 million to the Phase 1 clinical trial costs for NMRA-266 due to the FDA clinical hold. Internal and unallocated expenses increased by $4.9 million, which were primarily due to an increase in external research and development activities of $3.7 million, attributable to increased activities under our research and collaboration agreements with Amgen and an increase in personnel related costs of $1.2 million, primarily attributable to an increase in stock-based compensation. Stock-based compensation primarily increased due to the increased value of stock awards issued.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million, or 5%, to $16.0 million for the three months ended September 30, 2024, from $15.3 million for the three months ended September 30, 2023 attributable to an increase in technology and insurance costs to support operations as a public company.

Interest Income

Interest income increased by $0.4 million to $4.2 million for the three months ended September 30, 2024 from $3.8 million for the three months ended September 30, 2023, which was attributable to interest earned on our higher balances in cash equivalents and marketable securities.

For the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our result of operations for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$155,015	$103,855	$51,160
General and administrative	45,527	34,239	11,288
Total operating expenses	200,542	138,094	62,448
Loss from operations	(200,542)	(138,094)	(62,448)
Other income (expense):
Interest income	15,845	10,965	4,880
Other income (expense), net	(93)	(66)	(27)
Total other income (expense)	15,752	10,899	4,853
Net loss before income taxes	(184,790)	(127,195)	(57,595)
Provision for income taxes	178	—	178
Net loss	$(184,968)	$(127,195)	$(57,773)

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$78,589	$22,554	$56,035
NMRA-511 program	5,393	5,718	(325)
NMRA-266 program	5,445	6,737	(1,292)
Preclinical programs	7,556	7,250	306
Internal and unallocated expenses:
Personnel-related costs	36,691	26,054	10,637
Other costs	21,341	35,542	(14,201)
Total research and development expenses	$155,015	$103,855	$51,160

Research and development expenses increased by $51.2 million, or 49%, to $155.0 million for the nine months ended September 30, 2024, from $103.9 million for the nine months ended September 30, 2023, as we advanced our clinical trials. Direct external program expenses increased by $54.7 million, of which $56.0 million was related to the Phase 3 clinical trials for navacaprant, partially offset by a decrease of $1.3 million to the Phase 1 clinical trial costs for NMRA-266 due to the FDA clinical hold. Internal and unallocated expenses decreased by $3.6 million, which were primarily due to a decrease in contracted research and consulting activities of $14.2 million, primarily attributable to decreased activities under our research and collaboration agreements with Amgen and with other vendors, which was partially offset by an increase in personnel related costs of $10.6 million, including $8.7 million related to stock-based compensation. Stock-based compensation primarily increased due to stock modification expense of $3.7 million and the increased value of stock awards issued.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $11.3 million, or 33%, to $45.5 million for the nine months ended September 30, 2024 from $34.2 million for the nine months ended September 30, 2023. The increase was primarily attributable to higher personnel-related costs, including $10.2 million related to stock-based compensation. The increase in stock based-compensation was due to the increased value of awards issued.

Interest Income

Interest income increased by $4.9 million to $15.8 million for the nine months ended September 30, 2024 from $11.0 million for the nine months ended September 30, 2023, which was attributable to interest earned on our higher balances in cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had $341.3 million of cash, cash equivalents and marketable securities. Prior to our IPO we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes and raised gross cash proceeds of over $600 million including from the sale of convertible preferred stock, borrowings pursuant to convertible promissory notes and cash acquired in our acquisitions of assets. On September 19, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. Since our IPO, in October 2024 we entered into a sales agreement (the Sales Agreement) with Leerink Partners LLC (Leerink) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (the ATM Program) with Leerink as the sales agent.

Since our inception, we have not generated any revenue from the sale of products and we have incurred significant net losses and negative cash flows from operations. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach, programs, and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As of September 30, 2024, we had an accumulated deficit of $888.4 million.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(132,596)	$(111,836)
Investing activities	28,242	50,710
Financing activities	6,030	232,417
Net change in cash and cash equivalents and restricted cash	$(98,324)	$171,291

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $132.6 million, which consisted of a net loss of $185.0 million, partially offset by a change in our net operating assets and liabilities of $24.0 million and noncash charges of $28.4 million. The change in our net operating assets and liabilities primarily resulted from a decrease of $15.3 million in prepaid expenses and other current assets related to our clinical programs and the Amgen Collaboration Agreement, an increase of $5.4 million and $5.8 million in accrued liabilities and accounts payable, respectively, primarily related to our clinical programs and timing of our accounts payable, partially offset by a decrease in operating lease liabilities of $2.5 million. The noncash charges primarily consisted of $30.1 million of stock-based compensation, $2.4 million of noncash operating lease expense, partially offset by $4.6 million of net accretion of discounts on marketable securities.

Net cash used in operating activities for the nine months ended September 30, 2023 was $111.8 million, which consisted of a net loss of $127.2 million, which was partially offset by $11.1 million in noncash charges and a change in our net operating assets and liabilities of $4.2 million. The noncash charges primarily consisted of $11.2 million of stock-based compensation, $2.5 million of noncash operating lease expense and $0.5 million of depreciation and amortization, partially offset by $3.1 million of net accretion of discounts on marketable securities. The change in our net operating assets and liabilities primarily resulted from an increase of $10.0 million in accounts payable and accrued liabilities due to increased activities and the timing of our accounts payable, partially offset by an increase of $3.3 million in prepaid expenses and other current assets related to our clinical programs and collaboration with Amgen and a decrease of $2.5 million in operating lease liabilities.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $28.2 million, which primarily consisted of $205.3 million in purchases of marketable securities, partially offset by $234.3 million in proceeds from sales and maturities of marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $50.7 million, which primarily consisted of $139.8 million in proceeds from sales and maturities of marketable securities, partially offset by $89.0 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $6.0 million, which consisted of proceeds from the exercise of stock options.

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

Contractual Obligations and Other Commitments

As of September 30, 2024, our contractual obligations and commitments relate primarily to our operating lease for our office and laboratory facilities located in Massachusetts with a noncancelable lease term expiring in June 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future. We expect that it will be several years before we have a commercialized product and generate revenue from product sales. Our net loss was $72.5 million and $53.0 million for three months ended September 30, 2024 and 2023, respectively, and $185.0 million and $127.2 million nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $888.4 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

As of September 30, 2024, we had 109 full‑time employees. We expect continued growth in the number of our employees and the scope of our operations, particularly as we continue our current and future clinical trials and preclinical studies, initiate and conduct investigational new drug application (IND)‑enabling studies and build out our clinical operations, regulatory, quality and manufacturing infrastructure. In addition to headcount growth, we have made a number of acquisitions of assets, and entered into a significant strategic collaboration with Amgen and in‑licensed programs from Amgen and Vanderbilt. These activities have added significant complexity to our organization, including a number of clinical and preclinical programs that we are now developing. These programs require significant infrastructure and headcount to effectively prosecute.

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

Our approach represents an aggregation of innovation and assets from multiple companies and academic institutions, including BlackThorn, Amgen, TSRI and Vanderbilt. Further, a key component of our strategy is to acquire and in‑license assets and technologies to support the growth of our product pipeline and to enhance our Precision Toolbox. As such, we actively evaluate various strategic transactions on an ongoing basis. We may acquire other assets, businesses, products or technologies, as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions and any future strategic transactions depends on the risks and uncertainties involved including:

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example the EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (CTA), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as Contract research organizations (CRO), may impact our developments plans.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies are expected to enter into force in the United States and the EU in 2024. In the United States, the Biden administration issued a broad Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence (2023 AI Order), that sets out principles intended to guide AI design and deployment for the public and private sector and signals the increase in governmental involvement and regulation over AI Technologies. The 2023 AI Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large scale computer centers used to train AI models. The 2023 AI Order also instructed several other federal agencies to promulgate additional regulations within specific timeframes from the date of the 2023 AI Order regarding the use and development of AI Technologies. Agencies such as the Department of Commerce and the Federal Trade Commission have issued proposed rules governing the use and development of AI Technologies. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, on March 13, 2024, Utah passed the Utah AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and on May 17, 2024, Colorado enacted the Colorado AI Act, which will take effect in February 2026. Further, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future.

In Europe, on May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act enters into force on August 2, 2024 and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

As of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 49% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, certain of our principal stockholders, including Amgen, ARCH Venture Partners and Mubadala Capital, have designated certain of our directors for election to the Board. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2024, we had outstanding a total of 160,480,449 shares of common stock and approximately 49% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

The following table describes, for the three months ended September 30, 2024, each trading arrangement for the purchase or sale of Company securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

			Trading Arrangement
Name (Title)	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Daljit (Bill) Singh Aurora (Chief Strategy Officer)	Amend(1)	September 10, 2024	X		57,350	December 10, 2025

Michael Milligan (SVP and Principal Accounting Officer)	Adopt	August 30, 2024	X		20,000	November 28, 2025

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1) Changed the timing and price limits of sales under the trading arrangement originally adopted on April 22, 2024.

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

Neumora Therapeutics, Inc.

Date: November 12, 2024	By:	/s/ Henry O. Gosebruch
	Name:	Henry O. Gosebruch
	Title:	Chief Executive Officer

Date: November 12, 2024	By:	/s/ Joshua Pinto, Ph.D.
	Name:	Joshua Pinto, Ph.D
	Title:	Chief Financial Officer