Form 10-K
period 2024-12-31
Neumora Therapeutics, Inc.
filed 2025-03-03
CIK 1885522

thatin03ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non‑affiliates of the registrant was approximately $823.8 million based upon the closing price of the registrant’s common stock on June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) on the Nasdaq Global Select Market. The calculation of the aggregate market value of common stock held by non‑affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant's Common Stock outstanding as of February 24, 2025 was 161,978,923.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2025 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2024.

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
•
our clinical and regulatory development plans including any related anticipated program milestones;
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
•
our expectations related to our precision neuroscience approach, including but not limited to whether it will have the same impact as data-driven precision medicine in the oncology field;
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
•
impact from future regulatory, judicial and legislative changes or developments in the United States and foreign countries;
•
our intentions with respect to the commercialization of our product candidates, if approved;
•
the pricing and reimbursement of our product candidates, if approved;
•
the implementation of our business model and strategic plans for our business and product candidates, including additional indications which we may pursue;
•
our ability to maintain our technical operations infrastructure to avoid errors, delays or cybersecurity breaches;
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
•
our expected use of our existing cash, cash equivalents and marketable securities;
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
•
the impact to our business from general economic conditions, including but not limited to, inflation, tariffs, recession risk, low consumer confidence and increasing interest rates;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website, Securities and Exchange Commission filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with the public about our company, our business and other issues. It is possible that the information that we make available may be deemed to be material information. We, encourage investors and others interested in our company to review the information that we make available on our website.

iii

PART I

ITEM 1. Business.

Overview

We are a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. We have rapidly scaled our therapeutic pipeline, which currently consists of seven neuroscience programs, including two clinical programs, that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. Our most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), which we believe has the potential to provide significant advantages relative to the standard of care, if approved. Navacaprant is being investigated in the KOASTAL program, a pivotal Phase 3 program, evaluating navacaprant monotherapy in patients with moderate to severe MDD. Neumora expects to report topline data from KOASTAL-3 in the first quarter of 2026 and KOASTAL-2 in the second quarter of 2026. Our next most advanced product candidate is NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (V1aR) being developed for the treatment of agitation associated with dementia due to Alzheimer's disease (AD). We are advancing a Phase 1b signal-seeking study investigating NMRA-511 initially in healthy elderly adult participants and then people with agitation associated with dementia due to AD, and we expect to report data from this study in by the end of 2025. Our M4 positive allosteric modular (PAM) franchise comprises multiple novel compounds that each have different chemical composition but optimal pharmacological properties, which have demonstrated robust activity in preclinical efficacy models and high selectivity for the M4 receptor subtype. We expect to progress our next M4 PAM into the clinic by mid-2025.

Our Product Candidates

We have rapidly scaled our pipeline through both internal discovery capabilities and business development activities. Our therapeutic pipeline comprises programs for neuropsychiatric disorders and neurodegenerative diseases, each targeting a novel mechanism of action. As shown in the table below, our current pipeline comprises seven programs, two of which are in clinical development and five of which are in preclinical development.

ALS = Amyotrophic lateral sclerosis; CK1δ= Casein Kinase I Isoform delta; GCase = Glucocerebrosidase; IP = Intellectual Property; KOR = kappa opioid receptor; M4R = Muscarinic Acetylcholine Receptor M4; NLRP3 = Nucleotide-binding Domain, Leucine-rich–containing Family, Pyrin Domain–containing-3; NMDA = N-methyl-D-aspartate; V1aR = Vasopressin 1a Receptor.

Figure 1: Neumora Pipeline

Navacaprant (NMRA-140) (KOR)

Navacaprant is a novel, oral once-daily, selective KOR antagonist in development for the monotherapy treatment of MDD. There are currently over 21 million adults in the United States diagnosed with MDD, 85% of whom either do not receive treatment with a pharmacological agent or fail to achieve remission with first-line selective serotonin reuptake inhibitors (SSRIs) / serotonin and norepinephrine reuptake inhibitors (SNRIs). We are developing navacaprant as a once-daily oral medication designed to modulate the dopamine and reward processing pathways that play an important role in the regulation of mood, cognition, reward and behavior. The KOR/dynorphin system is well-characterized, known to modulate depression, anhedonia and anxiety, and represents a novel approach to treating MDD and other major neuropsychiatric disorders. Navacaprant is being investigated in the KOASTAL pivotal Phase 3 program evaluating navacaprant monotherapy in patients with moderate to severe MDD.

The KOASTAL program includes three Phase 3 studies, KOASTAL-1, KOASTAL-2 and KOASTAL-3 as well as an open-label extension study, KOASTAL-LT, designed to evaluate the long-term safety of navacaprant, which were all initiated in 2023. In January 2025, we announced results from the first study in the KOASTAL program, KOASTAL-1. The study did not demonstrate a statistically significant improvement on the primary endpoint of change from baseline in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score at Week 6 or the key secondary endpoint of a change from baseline in the Snaith-Hamilton Pleasure Scale (SHAPS) scale. In the study navacaprant was shown to be safe and generally well-tolerated with no serious adverse events reported. There was no signal for increased suicidal ideation or suicidal behavior compared to placebo, as measured by Columbia Suicide Severity Rating Scale (C-SSRS). Following the announcement of topline results from the KOASTAL-1 study, Neumora conducted extensive analyses to identify factors that might have contributed to the study outcome. These analyses suggested that selecting sites with demonstrated expertise in conducting MDD studies and enhancing medical monitoring may help ensure that patients who meet the trial criteria are enrolled in the KOASTAL program moving forward. Therefore, Neumora plans to make adjustments to the site selection, medical monitoring and screening tools included in KOASTAL-2 and KOASTAL-3. Neumora expects to report topline data from KOASTAL-3 in the first quarter of 2026 and KOASTAL-2 in the second quarter of 2026.

Indication Overview

Major depressive disorder the leading cause of disability, morbidity and mortality around the world with approximately 280 million people worldwide. MDD is characterized by symptoms such as prolonged sadness, anxiety, and suicidal thoughts. MDD is estimated to impact over 21 million adults in the United States with approximately 11 million receiving pharmacological treatment. Based on an assumed 5% market penetration for a new medicine, this would result in 550,000 patients treated. A three-fold increase in the prevalence of depressive symptoms has been estimated since the COVID-19 pandemic, exacerbating the significant burden of mental health across America.

Despite numerous approved treatments, there remains a significant unmet medical need in the treatment of MDD. Although MDD is hypothesized to involve multiple, diverse pathways as reflected in the variability of clinical presentation of major depressive episodes and response to treatment, most antidepressant medications act primarily through the monoamine pathway. Approved therapeutics include SSRIs, SNRIs and atypical antipsychotics. However, approximately 85% of MDD patients either do not receive treatment with a pharmacological agent or fail to achieve remission with first-line SSRI/SNRI. Further, patients treated for MDD often experience pronounced side effects, such as weight gain, sexual dysfunction, gastrointestinal issues and emotional blunting that contribute to treatment nonadherence. Side effects are a leading contributor to patients’ unwillingness to take pharmacological treatment or treatment discontinuation.

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

Clinical Data

The charts below depict data from the KOASTAL-1 study, as announced in January 2025.

Figure 2: KOASTAL-1 topline results on MADRS (primary endpoint) and SHAPS (key secondary endpoint)

In a pre-specified subgroup analysis in KOASTAL-1 looking at treatment effects in female and male separately, we saw encouraging trends in the data that we are further investigating, including a contrast in drug and placebo responses in depressed mood and anhedonia in female participants compared to male participants. The study demonstrated a higher-than-expected placebo response that was especially pronounced among males. Males also demonstrated a lower drug response in the study. In contrast, females demonstrated encouraging trends in depressed mood and anhedonia.

Figure 3: KOASTAL-1 topline results on MADRS by sex

Figure 4: KOASTAL-1 topline results on SHAPS by sex

The chart below depicts safety and tolerability data. Additionally, there was a low discontinuation rate due to treatment emergent adverse events in the study (navacaprant 2.1%; placebo 3.1%), and 83.3% of navacaprant- treated patients who completed 6 weeks’ treatment elected to enroll in KOASTAL-LT.

Figure 5: Navacaprant Was Well Tolerated with No Serious Adverse Events Observed in KOASTAL-1

In addition to KOASTAL-1, we previously completed a Phase 2 clinical trial evaluating navacaprant as a monotherapy treatment for patients with MDD. The Phase 2 clinical trial was initiated by BlackThorn Therapeutics prior to our acquisition of BlackThorn. The Phase 2 trial was a double-blind, placebo-controlled, randomized, multi-center trial of navacaprant monotherapy compared to placebo in MDD patients in the United States. Patients were randomized 1:1 to receive either an 80 mg dose of navacaprant or placebo once daily for eight weeks. The primary endpoint was a change from baseline in the HAMD-17 total score, a scale for measuring depressive symptom severity, of navacaprant compared to placebo at Week 8. Key secondary measures included change in anhedonia symptoms from baseline, as assessed by the Snaith–Hamilton Pleasure Scale (SHAPS) total score. Of the 204 patients randomized, 171 patients were included in the final efficacy population (patients with a baseline HAMD-17 total score that received at least one dose of study drug and had at least one post-baseline HAMD-17 assessment), and baseline demographics were balanced between the navacaprant and placebo arms.

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

Note: Graphs depict prespecified statistical sensitivity analyses for moderate to severe patients (n=100; baseline HAMD-17 ≥ 22)

Figure 6: Navacaprant: Established Proof-of-Concept for the Treatment of Depression and Anhedonia in Patients with Moderate to Severe MDD

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

Note: Prespecified statistical sensitivity analysis for moderate to severe patients (HAMD-17 22)

Figure 7: Demonstrated Improvements Across a Range of Secondary and Exploratory Endpoints in Patients with Moderate to Severe MDD

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

Figure 8: Navacaprant Was Well Tolerated with No Serious Adverse Events Observed in the Phase 2 Clinical Trial

Neumora expects to report topline data from KOASTAL-3 in the first quarter of 2026 and KOASTAL-2 in the second quarter of 2026.

Additional Opportunities for Navacaprant

We believe navacaprant may offer benefit as a potential treatment for other neuropsychiatric populations beyond MDD, including bipolar depression (affecting approximately 7 million adults in the United States), post-traumatic stress disorder (affecting approximately 12 million adults in the United States), generalized anxiety disorder (affecting approximately 6.8 million adults in the United States), ADHD (affecting approximately 10 million adults in the United States) and substance use disorder (affecting approximately 20 million adults in the United States).

In March 2025 we announced that we discontinued the Phase 2 clinical trial investigating navacaprant for the treatment of bipolar depression to prioritize its resources to advance the KOASTAL Program and other pipeline programs. We continue to believe that navacaprant may offer benefit for treating bipolar depression and will evaluate opportunities to investigate it in this indication in the future.

Intellectual Property

We expect patent exclusivity for navacaprant to/until 2041, based on composition of matter protection and estimated patent term extension.

NMRA-511

NMRA-511 is an investigational antagonist of the vasopressin 1a receptor (V1aR). Vasopressin plays a role in the regulation of aggression, affiliation, stress and anxiety response. Based on our encouraging preclinical findings in non-human primates, as well as preclinical and clinical results from third parties, we believe V1aR has the potential to be a promising novel target for multiple neuropsychiatric disorders and neurodegenerative diseases across the spectrum of anxiety, aggression and stress. We are advancing a Phase 1b signal-seeking study in investigating NMRA-511 initially in healthy elderly adult participants and then people with agitation associated with dementia due to AD, and we expect to report topline data from this study by the end of 2025.

Target Rationale

NMRA-511 is an investigational small molecule antagonist of V1aR, which we believe represents a novel approach to the treatment of neuropsychiatric disorders. V1aR is a receptor for arginine vasopressin (AVP), a neuropeptide implicated in a range of physiological processes, including mood and stress.

Several lines of evidence indicate that V1aR antagonists have therapeutic potential for reducing symptoms of agitation. Pre-clinically, multiple models have demonstrated that activating the vasopressin system with the endogenous agonist AVP modulates social-emotional, anxiety and threat-related behaviors across species. In rodents, the selective breeding of strains for aggressive or anxiety traits show dysregulated vasopressin release and hypothalamic-pituitary-adrenal axis functioning. Additionally, vasopressin-deficient rodents displayed impaired responses to threat stimuli, reduced anxiety and depressive-like behaviors, and impaired aggression toward intruders. Clinically, in healthy volunteers, exogenously administered vasopressin increased autonomic responsiveness to threat stimuli and increased anxiety. Conversely, V1aR antagonist administration suppressed anxiety induced by unpredictable threats. This finding is in line with data showing that concentrations of vasopressin in cerebrospinal fluid were positively correlated with levels of aggression in individuals with personality disorders. Together, these data support the development of a V1aR antagonist for the treatment of symptoms of agitation, aggression, and anxiety.

Indication Overview

Alzheimer’s disease is the most common cause of dementia, resulting in changes in memory, thinking and behavior. An estimated 6.7 million people in the United States currently live with Alzheimer’s disease, and as the population ages, that number is expected to grow to more than 12 million by 2050. Behavioral symptoms including agitation and anxiety represent one of the most challenging aspects of managing Alzheimer’s dementia. Researchers estimate that more than 70% of patients with Alzheimer’s dementia experience agitation at some point in their disease, which results in significant disability, contributes to institutionalization, and diminishes quality of life for both patients and their caregivers. Despite the substantial unmet medical need associated with agitation in Alzheimer’s disease, only one medicine (an atypical antipsychotic) has been approved as a treatment in the United States. However, this medication carries a black box warning for increased mortality in elderly patients. As a result of this black box warning, we believe that an unmet medical need for a safe treatment to address agitation in Alzheimer’s disease remains.

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

We also conducted a Phase 1 SAD/MAD clinical trial with 55 healthy volunteers at doses up to 40 mg. NMRA-511 was well tolerated in the Phase 1 SAD/MAD clinical trial.

Development Plan

We are currently advancing a Phase 1b signal-seeking study with NMRA-511. The Phase 1b study will investigate NMRA-511 initially in healthy elderly adult participants and then people with agitation associated with dementia due to AD. Part A of the Phase 1b study is a randomized, double-blind, placebo-controlled cohort designed to evaluate the safety, tolerability and pharmacokinetics of NMRA-511 in approximately 8 healthy elderly participants. Part B of the Phase 1b study is a multicenter, randomized, double-blind, placebo-controlled, parallel-group cohort designed to evaluate the safety, tolerability, and efficacy of NMRA-511 20 mg twice-daily (BID) in approximately 88 people with agitation associated with dementia due to AD. The primary endpoint of this signal-seeking study is change from baseline to Week 8 on the Cohen-Mansfield Agitation Inventory total score. Neumora expects to report topline data from this Phase 1b study by the end of 2025.

M4 PAM Franchise

Our M4 franchise comprises multiple novel compounds that each have different chemical composition but optimal pharmacological properties, which have demonstrated robust activity in preclinical efficacy models and high selectivity for the M4 receptor subtype. Muscarinic receptor-targeting compounds have shown robust activity in clinical trials, demonstrating potential as an approach to treating schizophrenia, with the potential to treat other neuropsychiatric disorders such as dementia-related psychosis and cognitive disorders, where innovation has been stagnant for decades. We exclusively licensed certain intellectual property rights for our M4 PAM compounds from The Warren Center for Neuroscience Drug Discovery at Vanderbilt University. We expect to progress our next M4 PAM into the clinic by mid-2025.

Target Rationale

Our M4R compounds are investigational M4R PAMs. While current antipsychotics approved for schizophrenia, except Cobenfy, work primarily by antagonizing D2 dopamine receptors, evidence supports the approach of targeting the M4 muscarinic receptor to produce antipsychotic effects. M4 muscarinic receptor-targeting compounds have shown robust activity in clinical trials, demonstrating potential as an approach to treating schizophrenia in multiple, placebo-controlled clinical trials.

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

Despite the recent approval of KarXT (brand name Cobenfy) for the treatment of schizophrenia in adults, we believe there is still opportunity for additional novel treatments for schizophrenia. KarXT requires twice daily dosing and is associated with unfavorable adverse events. For example, in the Phase 3 EMERGENT-2 and EMERGENT-3 trials, the most common adverse reactions (≥5% and at least twice placebo) were nausea, dyspepsia, constipation, vomiting, hypertension, abdominal pain, diarrhea, tachycardia, dizziness and gastroesophageal reflux disease. The majority of currently approved antipsychotics based on mechanisms originally based on chlorpromazine, which was developed in the 1950s. Beyond KarXT, currently approved therapies focus on treating the positive symptoms of schizophrenia and have little impact on the negative or cognitive symptoms. They also have potentially serious side effects, including movement and metabolic effects, which historically have resulted in poor compliance. Therefore, we believe there is an opportunity for novel medicines with simplified dosing regimens and differentiated tolerability profiles to address remaining unmet needs in the treatment of schizophrenia.

Development Plan

We expect to progress our next M4 PAM into the clinic by mid-2025.

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

Our patent portfolio includes three primary types of patents and patent applications: (i) molecule patents that cover composition of matter and methods of treatment; (ii) patents directed to our precision neuroscience approach that covers key artificial intelligence (AI) algorithms and machine learning (ML)-based processes for identifying and monitoring targeted patient populations; and (iii) biomarker patents that cover methods of diagnosing and treating patients, with our molecules. As of December 31, 2024, we own, co-own, or have an exclusive license to over 340 patents and pending applications in the United States and foreign jurisdictions. These include 46 issued U.S. patents and 149 issued foreign patents.

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

Molecule Patent Portfolio

As of December 31, 2024, our molecule patents include over 285 owned and exclusively licensed patents and patent applications, of which 29 are issued U.S. patents and 137 are issued foreign patents. A further breakdown of our material molecule patents and applications as of December 31, 2024 is below:

•
Navacaprant (NMRA-140): We own, co-own or exclusively license two patent families that include five issued U.S. patents, and additional U.S. and foreign patents and pending applications related to navacaprant. These patents and applications cover composition of matter. We have an exclusive license from The Scripps Research Institute (TSRI) to one of the patent families, which includes two issued U.S. patents that are expected to expire in 2033 excluding any patent term adjustment or patent term extension. We co-own the other patent family with TSRI. This family has three patents granted in the United States, and additional patents granted in Europe, China, Hong Kong, Korea, Australia, Mexico, Singapore, India, Israel, Japan, Eurasia and South Africa. Additional patent applications in this family are pending in Canada, and Brazil. The last issued patent from these families licensed to us from TSRI is expected to expire in 2038 excluding any patent term adjustment or patent term extension. We anticipate that we will apply for any available patent term extension to the family with base expiration in 2038.
•
NMRA-511: We own two issued U.S. patents and additional U.S. and foreign patents and pending applications related to NMRA-511. These patents and applications cover composition of matter. This family has two patents granted in the United States, and additional patents granted in Singapore, Europe, Japan, Mexico, Australia, Israel, Hong Kong, India, New Zealand, South Africa, and China. Additional patent applications in this family are pending in Canada, and Korea. The issued U.S. patents and future patents that issue are expected to expire in 2038 excluding any patent term adjustment or patent term extension.
•
M4R: We exclusively license several patent families that include 17 issued U.S. patents and additional U.S. and foreign patents and pending applications related to our M4R franchise from Vanderbilt. These patents and applications cover composition of matter. The last patent expiration date for the issued patents and patents expected to issue that are exclusively licensed from Vanderbilt that cover NMRA-266 is 2041 excluding any patent term adjustment or patent term extension. The last patent expiration date for patents expected to issue that are exclusively licensed from Vanderbilt that cover our other M4Rs is 2044 excluding any patent term adjustment or patent term extension.

Precision Toolbox Patent Portfolio

Our Precision Toolbox is covered by process patents and patent applications relating to multimodal methods of identifying and monitoring targeted patient populations. The process patents and patent applications are directed to (i) the use of tools to detect and capture data from patients using specific modalities, unimodal processing and/or diagnostic techniques for specific modality types; and (ii) multimodal machine learning and AI-based processes for combining different types of data to identify and monitor targeted patient populations. Our Precision Toolbox patent portfolio includes several patent families, comprising 17 issued U.S. patents, additional pending U.S. and foreign patent applications. The issued U.S. and foreign patent and future patents that issue from these families are expected to expire between 2038 and 2045, excluding any patent term adjustment.

The Precision Toolbox patent portfolio also includes coverage for multimodal processes that span various modalities including genetic, transcriptomic, proteomic, in vitro cell, MRI, EEG, voice, facial, behavioral, clinical and others.

Biomarker Patent Portfolio

Our Precision Toolbox is also covered by biomarker patents and applications directed to unimodal and multimodal biomarkers that identify patients that respond to specific drugs. These biomarker patents are process patents for identifying and diagnosing patients with selected biomarkers, and methods of treating patients with those biomarkers with neural drugs. We own more than six patent applications relating to biomarkers. Generally speaking, those selected biomarkers include genetic, proteomic, task-based, clinical assessment-based, and others.

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

Trademarks

We also protect our brands through the procurement of trademark rights and have a portfolio of registered and pending trademark applications in the United States and abroad. As of December 31, 2024, the portfolio includes trademark applications for the mark NEUMORA, that are pending in the Canada and Mexico, and International Applications filed under the Madrid Protocol. Trademark applications for NEUMORA have been registered in Australia, Europe, India, Israel, Japan, China, South Korea, the United Kingdom, and the United States.

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

Under the Amgen Licenses, we agreed to pay Amgen contingent consideration payable in cash up to an aggregate of $360.0 million in commercial milestone payments upon the achievement of certain sales thresholds per licensed product under the CK1d License and up to an aggregate $360.0 million in commercial milestone payments upon the achievement of certain sales thresholds per licensed product under the GCase License. We also agreed to pay tiered royalties at percentages ranging from the low to high-single-digits on annual worldwide net sales of licensed products under the CK1d License, and royalties at a low-single-digit percentage on annual worldwide net sales of licensed products under the GCase License, payable on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last to expire licensed patent or Neumora patent claiming the composition of matter of such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country. Under each Amgen License, the royalty payments are subject to reductions on a country-by-country basis for lack of patent coverage, generic entry and payment obligations for third-party licenses. As of December 31, 2024, none of the milestones pursuant to the Amgen Licenses have been achieved and no amounts were recognized related to the contingent consideration milestones.

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

In connection with the Amgen License Agreements and a since terminated research and collaboration agreement with Amgen entered into in September 2021, we issued to Amgen 20.0 million shares of our Series A-2 Preferred Stock. Additionally, Amgen purchased 12.7 million shares of our Series A-2 Preferred Stock at a purchase price of $7.85 per share, for total consideration of $100.0 million.

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

Under the 2015 TSRI License Agreement, BlackThorn issued TSRI shares of its capital stock representing one percent of all outstanding shares of its capital stock calculated on a fully diluted basis. We paid a change of control success fee to TSRI in shares of our Series A-1 convertible preferred stock with a fair value of $0.3 million. In December 2023, as part of the milestone payment under the BlackThorn Merger Agreement that became due upon the dosing of the first patient in the Phase 3 clinical trial for navacaprant, (1) we issued 50,903 shares of stock to TSRI as a success fee under the 2015 TSRI License Agreement and (2) we paid to TSRI $0.3 million as a milestone payment under the 2015 TSRI License Agreement. Beyond the payment of the change in control success fee, the success fee for the BlackThorn Merger Agreement milestone and the navacaprant milestone payment under the 2015 TSRI License Agreement, as of December 31, 2024, no other contingent consideration related to the milestones, royalty or other payments have been made to TSRI pursuant to the TSRI 2015 License Agreement.

We are obligated to pay TSRI a specified nominal annual license fee that is creditable against any royalties due for that calendar year. Upon achieving specified development and regulatory milestone events, we are obligated to pay TSRI milestone payments in the aggregate of up to $1.5 million for each TSRI Program and upon achieving specified commercial milestone events, we are obligated to pay TSRI milestone payments in the aggregate of up to $3.5 million for each occurrence. We are also obligated to pay TSRI a percentage in the mid-single digits of any sublicensing revenues we receive from a sublicensee. We also agreed to pay TSRI, on a product-by-product and country-by-country basis, royalties in the low-single digit percentages on worldwide net sales of products, which are either tiered or not tiered depending on the category of product, until the later of the expiration of the last to expire licensed patent in the world and the tenth anniversary of the first commercial sale of such licensed product in such country, subject to certain reductions for generic entry, lack of patent coverage and payment obligations for third-party licenses.

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

Under the Vanderbilt License Agreement, we paid an upfront fee of $13.0 million. We are also obligated to pay Vanderbilt tiered royalties at mid-single-digit percentages on net sales of royalty-bearing products, which are payable on a country-by-country and product-by-product basis until the later of expiration of the last to expire valid claim covering composition of matter in the licensed patents and the tenth anniversary of the first commercial sale of such product in such country. Under the Vanderbilt License Agreement, the royalty payments are subject to reductions on a country-by-country basis for the lack of patent coverage, generic entry and payment obligations for third-party licenses. In addition, we are obligated to pay Vanderbilt a low-double- digit percentage of sublicense income we receive for sublicenses entered into before the achievement of a specified event. We also agreed to pay Vanderbilt payments of up to $42.4 million upon achievement of specified development milestone events for NMRA-266, up to $42.0 million upon achievement of specified development milestone events for products other than NMRA-266, and up to $380.0 million upon achievement of specified commercial milestone events, but in no event will our total milestone payments to Vanderbilt exceed $422.4 million. In November 2023, a $2.0 million development milestone was paid to Vanderbilt under the Vanderbilt License Agreement. Also in November 2023, Neumora and Vanderbilt executed an option exercise notice pursuant to which we agreed to include within the scope of the exclusive license under the Vanderbilt License Agreement certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to a sponsored research agreement between us and Vanderbilt. As consideration for the exercise of this option, Neumora paid Vanderbilt $0.8 million in the fourth quarter of 2023. As of December 31, 2024, no other milestone, royalty or other payment (other than the upfront payment and development milestone described above) has become payable to Vanderbilt pursuant to the Vanderbilt License Agreement. In May 2024, the Company and Vanderbilt entered into a second sponsored research agreement with Vanderbilt and concurrently entered into an amendment to the Vanderbilt License Agreement (Second Amendment to the Vanderbilt License Agreement), to extend the rights granted to the Company under the Vanderbilt License Agreement to the data and patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to the second sponsored research agreement.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations. A new drug must be approved by the FDA through the New Drug Application (NDA) process before it may be legally marketed in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of certain preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s Good Laboratory Practice (GLP) requirements and other applicable regulations;
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

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These clinical trials, sometimes referred to as Phase 4, studies may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct post-market, clinical trials designed to further assess a drug’s safety and/or effectiveness after NDA approval, and may require additional testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (REMS), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA will not approve the NDA without an approved REMS, if required. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

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

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of regulatory exclusivity or existing patent term if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

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

Foreign Government Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization (MA), commercial sales and distribution of our products. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (GMP). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining an MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

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

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (UK) is not generally subject to EU laws with respect to medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the (EU) CTR is not applicable in the UK.

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

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Ireland/Northern Ireland protocol, different rules apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (GB),which continued to follow the EU regulatory regime. However, on January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 confirming that it would bring forward changes to the legislation. The resulting legislative amendments, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. Under the terms of the Windsor Framework, these licenses became valid for the whole of the UK from January 1, 2025. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops). In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (IRP), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g. the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK or Great Britain. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the market in the UK within three (3) years shall ease to be in force.

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

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which already has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Most recently, the IRA marks the most significant action by Congress with respect to the pharmaceutical industry since the adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 15, 2024, HHS announced the agreed upon prices of the first ten drugs that are subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiations in 2025. Each year thereafter, more Part B and Part D products will become subject to HHS price negotiation program, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

Manufacturing

We do not own or operate any manufacturing facilities. We currently depend on and expect to continue to depend on third-party contract manufacturing organizations (CMOs) for all of our requirements of raw materials, drug substance and drug product for our preclinical research and clinical trials of our product candidates. Certain of these CMOs, including the drug substance supplier for our navacaprant (Almac) and the drug product suppliers for our navacaprant (Almac) and NMRA-511 (Aptuit) programs, are single-source suppliers. None of these single-source suppliers have the ability to terminate these agreements for convenience and there are no minimum purchase commitments. We intend to continue to rely on CMOs for later-stage development and commercialization of our product candidates, including any additional product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

Competition

Neumora is a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. Our efforts to date have resulted in a pipeline of seven clinical and preclinical precision neuroscience programs targeting a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. The foundation of our approach is an integration between our portfolio of therapeutic candidates with novel mechanisms of action and our precision neuroscience approach, supported by our Precision Toolbox of translational neuroscience tools, methods, and data science capabilities. As such, we compete with multiple biopharmaceutical and biotechnology companies that are similarly working to develop therapeutics targeting neuropsychiatric disorders and neurodegenerative diseases. While we believe we have the competitive advantages referred to above, we face competition from major biopharmaceutical and biotechnology companies, academic institutions, governmental agencies, consortiums and public and private research institutions, among others, many of whom have significantly greater resources than us. Notable competitors include traditional biopharmaceutical and biotechnology companies targeting brain diseases such as Axsome Therapeutics; Denali Therapeutics; Neurocrine Biosciences; Prothena Corporation; and Xenon Pharmaceuticals.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 110 full-time employees, 67 of whom were primarily engaged in research and development activities. A total of 69 employees held an advanced degree. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.

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
•
We have experienced rapid growth since our inception in November 2019. If we fail to effectively manage our growth, we may not be able to execute on our business objectives.
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

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future. We expect that it will be several years before we have a commercialized product and generate revenue from product sales, if at all. As of December 31, 2024, we had an accumulated deficit of $947.2 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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
•
the effect of macroeconomic trends including inflation, tariffs, and interest rates;
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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our initial public offering, any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. For example, in October 2024 we entered into a sales agreement with Leerink Partners LLC (Leerink) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (ATM) with Leerink as the sales agent. During the year ended December 31, 2024, we received aggregate net proceeds of $13.7 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses of $0.8 million. In December 2023, we settled a Phase 3 navacaprant milestone owed to Blackthorn stockholders by primarily issuing shares of our common stock. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business.

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

The successful development of our product candidates will depend on several factors, including, but not limited to, the following:

•
successful and timely completion of preclinical studies and clinical trials for which the FDA, or any comparable foreign regulatory authority, align with the design, endpoints, or implementation;
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

We have experienced rapid growth since our inception in November 2019. If we fail to effectively manage our growth, we may not be able to execute on our business objectives.

As of December 31, 2024, we had 110 full‑time employees. We will continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to the complexity in managing a company that has scaled very quickly, we may not be able to scale our headcount and operations effectively to manage the expansion of our product pipeline or recruit and train the necessary additional personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

In addition, any future growth would impose significant added responsibilities on members of management, including: identifying, recruiting, integrating, maintaining, and motivating additional employees; managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and improving and scaling our operational, financial and management controls, reporting systems and procedures.

We currently rely on certain independent organizations, advisors, and consultants to provide certain services, including strategic, financial, business development, and research and development services, as well as certain aspects of regulatory approval and manufacturing. There can be no assurance that the services of independent organizations, advisors, and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants or contract manufacturing organizations is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on reasonable terms, or at all.

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

We may not realize the benefits of assets that we have acquired, or will acquire in the future, or other strategic transactions that we have consummated or will consummate.

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

We use a set of proprietary tools to generate, analyze, and derive novel insights from our data. As a result, unauthorized access to or security breaches of our data, as a result of third‑party action, employee or contractor error, malfeasance, or otherwise could require us to make filings with the SEC and provide notification to individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws and result in the loss or corruption of, or other damage to information, claims and litigation, indemnity obligations, damage to our reputation, and other liability. Our collaborators and other third parties we work with may also suffer similar security breaches of data that we rely on. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we and those we collaborate with may be unable to anticipate these techniques or implement adequate preventative measures. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. In addition, if our employees or contractors fail to adhere to practices we have established to maintain a firewall between our internal drug discovery team and our teams that work with external individuals, including our collaborators, or if the technical solutions we have adopted to maintain the firewall malfunction, our collaborators may lose confidence in our ability to maintain the confidentiality of their intellectual property, we may have trouble attracting new collaborators, we may be subject to breach of contract claims by our collaborators, and we may suffer reputational and other harm as a result. Federal, state and foreign laws and regulations may also expose us to enforcement actions and investigations by regulatory authorities, and potentially result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of these issues could result in reputational damage or subject us to third‑party lawsuits or other action or liability, which could adversely affect our operating results and the further development and commercialization of our products. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach.

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

Clinical trials must be conducted in accordance with the FDA's and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in April 2024, our Phase 1 trial of NMRA-266 was placed on clinical hold by the FDA after data from nonclinical studies showed convulsions in rabbits. Although we are in discussions with the FDA regarding the potential to remove the clinical hold, there is no guarantee that we will be able to successfully resolve the clinical hold issues or resume clinical studies of NMRA-266 in the time and manner that we expect. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example the EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (CTA), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as Contract research organizations (CRO), may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (MHRA), launched an eight-week consultation on reframing the UK legislation for clinical trials which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (EU) CTR. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Moreover, success in preclinical studies or early clinical trials does not ensure that later preclinical studies or clinical trials will be successful. A number of companies in the biotechnology and biopharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, clinical and preclinical data are often susceptible to varying interpretations and analyses. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. For example, in January 2025, we announced that our KOASTAL-1 study did not demonstrate a statistically significant improvement on the primary endpoint of change from baseline in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score at Week 6 or the key secondary endpoint of a change from baseline in the Snaith-Hamilton Pleasure Scale (SHAPS) scale. In addition, the results of our preclinical animal studies, including our non‑human primate studies, may not be predictive of the results of outcomes in subsequent clinical trials on human subjects. Product candidates in clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, prospects, financial condition or results of operations.

We depend on enrollment and retention of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling or retaining patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Successful and timely completion of clinical trials requires that we enroll and retain a sufficient number of patient candidates. Any clinical trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development.

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

Given our stage of development, we currently have no marketing, sale, and distribution capabilities. If any of our product candidates complete clinical development and are approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, or to outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.

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

Although we maintain product liability insurance for our product candidates, it is possible that our liabilities could exceed our insurance coverage. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any of our product candidates. However, we may be unable to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims, and our business operations could be impaired.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, testing, safety, efficacy, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post‑marketing information and reports, and registration, as well as continued compliance with current good manufacturing practices (cGMPs) and similar foreign requirements, and GCPs for any clinical trials that we conduct post‑approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing, including Phase 4 clinical trials, and additional surveillance to monitor the safety and efficacy of the product candidate.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing reductions or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, reductions in staffing, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, during the COVID‑19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points, and more recently there have been FDA staff cuts under the Trump administration. If a prolonged government shutdown occurs, or if staffing reductions or global health concerns prevent the FDA or other regulatory authorities from conducting their regular activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA remains in effect in its current form. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the IRA) into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is unclear how other healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the ACA, will impact our business.

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

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which already has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, the IRA marks the most significant action by Congress with respect to the biopharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 15, 2024, HHS announced the agreed upon prices for the first ten drugs that are subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the biopharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

The global data protection landscape is rapidly evolving and we and our partners and vendors are, or may become, subject to various federal, state, and foreign data protection laws and regulations that address personal information, data privacy and security. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. If we fail to comply with these laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions, fines, and criminal or civil penalties, as well as adverse publicity and a potential loss of business.

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

Furthermore, the Federal Trade Commission (FTC) also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5 of the FTC Act. Even when HIPAA does not apply, according to the FTC violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. Any clinical trial programs and research collaborations that we engage in outside the United States may implicate international data protection laws, including, in the European Economic Area (EEA), the General Data Protection Regulation (GDPR), which became effective in 2018. The GDPR imposes stringent operational requirements for processors and controllers of the personal data of individuals within the EEA. Among other things, the GDPR requires detailed notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions requiring us to change the way we use personal data and/or fines. In addition to statutory enforcement, a personal data breach can lead to adverse publicity and a potential loss of business. Further, from January 1, 2021, companies have had to comply with both the GDPR and the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, imposes separate but similar obligations to those under the GDPR. The UK GDPR mirrors the fines under the GDPR, imposing fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

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

In Europe, on May 21, 2024, the European Union legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act entered into force on August 2, 2024 and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act and the Liability Directives will have a material impact on the way AI is regulated in the EU. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

In January 2024, there was congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). The BIOSECURE Act was passed by the House of Representatives in September 2024. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase products or services from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties, including WuXi AppTech and WuXi Biologics and other Chinese vendors, could be impacted by the legislation.

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

Risks Related to Intellectual Property

We depend on intellectual property licensed or acquired from third parties and we are currently party to in‑license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our proprietary technologies and product candidates. If we breach our obligations under these agreements or if any of these agreements is terminated, or otherwise experience disruptions to our business relationships with our licensors, we may be required to pay damages and/or lose our rights to such intellectual property and technology, which would harm our business.

We are dependent on patents, know‑how, and proprietary technology, both our own and licensed from others. We are a party to intellectual property license agreements and in the future, we may enter into additional license agreements. For example, with respect to developing our product candidates, we have licensed or acquired, as the case may be, certain intellectual property from Amgen, Blackthorn, TSRI and Vanderbilt. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture and/or commercialize our product candidates. See the section titled “Business—Intellectual Property—In‑Licensing and Collaboration Agreements” in the Annual Report on Form 10-K for additional information regarding these key agreements.

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

Research and development collaborations and strategic partnerships are prevalent in the biopharmaceutical industry. The breadth of the application of our precision neuroscience approach is an attractive technology for potential collaborations and/or strategic partnerships. Our existing and any future collaborations or strategic partnerships are subject to numerous risks, which may include the following:

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

We or our licensors have filed patent applications, and we anticipate that in the future we will file additional patent applications both in the United States and in other countries, as appropriate. However, we cannot predict:

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

Obtaining and enforcing patents is expensive and time‑consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or maintain and/or enforce patents that may issue based on our patent applications, at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development results before it is too late to obtain patent protection. Although we enter into non‑disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreements and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

Trade secrets and confidential information, however, may be difficult to protect. We seek to protect our trade secrets, know‑how and confidential information, including our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, outside scientific advisors, contractors, and collaborators. We require our employees to enter into written employment agreements containing provisions of confidentiality and obligations to assign to us any inventions generated in the course of their employment. With our consultants, contractors, and outside scientific collaborators, these agreements typically include invention assignment obligations. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, outside scientific advisors, contractors, and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time‑consuming, and the outcome is unpredictable. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations, and financial condition.

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

Finally, Europe’s Unified Patent Court (UPC) may, in particular, present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (EU Patent Package) regulations were passed with the goal of providing a single pan‑European Unitary Patent system and UPC for litigation involving European patents.

The Unitary Patent system and UPC launched on June 1, 2023. Under the UPC, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allows for the possibility of a competitor to obtain pan‑European injunctions. Such a loss of patent protection could have a material adverse impact on our ability to commercialize our technology and product candidates and on our business, financial condition, prospects and results of operations. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the current EU Patent Package, we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time‑consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy‑Smith America Invents Act, or the Leahy‑Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy‑Smith Act includes provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost‑effective avenues for competitors to challenge the validity of patents. These include allowing third‑party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy‑Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (1) file any patent application related to our product candidates and other proprietary technologies we may develop or (2) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

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

Risks Related to Ownership of Our Common Stock

Our stock price has experienced volatility and declines and may continue to be volatile or decline, regardless of our operating performance, resulting in substantial losses for investors.

The market price of our common stock has been and may continue to be highly volatile and may further decline substantially as a result of a variety of factors, some of which are related in complex ways. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section of this Annual Report on Form 10-K:

•
the commencement of, enrollment in, or results of current and future preclinical studies and clinical trials we may conduct, or changes in the development status of our product candidates;
•
adverse results or delays in clinical trials;
•
unanticipated serious safety concerns related to the use of our product candidates;
•
any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;
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
•
general economic conditions, including but not limited to, inflation, tariffs, recession risk, low consumer confidence and interest rates;
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

In addition, the stock market in general and biotechnology and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.

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
•
results of clinical trials, or the addition or termination of, or changes to clinical trials or funding support by us or potential future partners;
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
•
changes in general economic conditions, including but not limited to, inflation, tariffs, recession risk, low consumer confidence and interest rates;
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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 48% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, certain of our principal stockholders, including Amgen, ARCH Venture Partners and Mubadala Capital, have designated certain of our directors for election to our board of directors. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2024, we had outstanding a total of 161,709,907 shares of common stock and approximately 48% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, approximately 38,591,940 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act of 1933, as amended (Securities Act). If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. For example, in October 2024 we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM program with Leerink as the sales agent. During the year ended December 31, 2024, we received aggregate net proceeds of $13.7 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses of $0.8 million. In December 2023, we settled a Phase 3 navacaprant milestone owed to Blackthorn stockholders by primarily issuing shares of our common stock. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at our annual stockholder meetings;
•
permit our board of directors to establish the number of directors;
•
provide that our board of directors is expressly authorized to make, alter or repeal our amended and restated bylaws;
•
provide that stockholders can remove directors only for cause and only upon the approval of not less than 66‑2/3% of all outstanding shares of our voting stock;
•
require the approval of not less than 66‑2/3% of all outstanding shares of our voting stock to amend our amended and restated bylaws and specific provisions of our certificate of incorporation; and
•
limit the forums in which certain stockholder litigation may be brought.

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

Global credit and financial markets have experienced extreme volatility and disruptions due to a number of factors including concerns about declines in consumer confidence, declines in economic growth, inflation, tariffs, borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the failure of banks, the military conflict in Ukraine, the war between Israel and Hamas and supply chain disruptions. There can be no assurance that future deterioration in global credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive, if at all possible. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We were an emerging growth company and a smaller reporting company until December 31, 2024, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors. The loss of emerging growth company and smaller reporting company status and compliance with additional disclosure requirements will increase our legal and financial compliance costs.

We were an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company,” as defined in the Exchange Act until December 31, 2024. Accordingly, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies or smaller reporting companies in this Annual Report on Form 10-K (including those sections incorporated by referenced to our Proxy Statement for our 2025 Annual Meeting of Stockholders),), including:

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act, the Dodd‑Frank Wall Street Reform and Consumer Protection Act (Dodd‑Frank Act) the listing requirements of Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue‑generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

These rules and regulations may make it more expensive for us to obtain director and officer liability insurance and, in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Emerging growth companies are permitted to implement many of these requirements over time, however we are no longer an emerging growth company as of December 31, 2024 and expect to incur additional compliance-related expenses as a result.

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

Pursuant to Section 404 of the Sarbanes‑Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting and beginning with this Annual Report on Form 10-K, we are required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, judgmental and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we will need to implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff.

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

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our audited consolidated financial statements, unaudited condensed consolidated financial statements and related notes. Such changes to existing standards or changes in their interpretation may also have an adverse effect on our reputation, business, financial condition, and results of operations.

Our information technology systems, or those used by our third‑party research institution collaborators, CROs, CMOs, or other contractors or consultants, may fail or suffer cyberattacks or security breaches.

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

Despite the implementation of security measures, our information technology systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to attack, damage, or interruption from hacking, cyberattacks, “phishing” attacks and other social engineering schemes, computer viruses and malware (e.g., ransomware), malicious code, denial or degradation of service attacks, sophisticated nation‑state and nation‑state supported actors, unauthorized access or use by persons within our organization, natural disasters, terrorism, war and telecommunication and electrical failures, employee theft or misuse, human error, and fraud. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents, including social engineering and phishing attacks. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Although to our knowledge we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and negatively affect, our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, we cannot ensure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition.

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

We have entered and expect to enter into collaboration, license, contract research and/or manufacturing relationships with organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. Accordingly, our efforts to protect and enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license, and we may be at heightened risk of losing our proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft or intrusion destroy the proprietary nature of our intellectual property.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or biopharmaceutical companies. Although we try to ensure that individuals working for or collaborating with us do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that we or our employees, consultants, or independent contractors have inadvertently or otherwise used or disclosed confidential information proprietary to these third parties or our employees’ former employers, or that we caused an employee to breach the terms of his or her non‑competition or non‑solicitation agreement. We may be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants, advisors or other third parties, including those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

We are currently subject to and may be subject to additional future securities class action litigation.

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, on February 6, 2025, a purported stockholder of the Company filed a lawsuit against us, certain of our executive officers, and certain underwriters in the United States District Court for the Southern District of New York alleging violations of the Securities Act related to our initial public offering. See the section titled “Legal Proceedings” in this Annual Report on Form 10-K for additional information regarding this matter. This litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, results of operations, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiff.

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

Key elements of our cybersecurity program includes but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
ad hoc internal review of the cybersecurity practices of key service providers, suppliers, and vendors who have access to our critical systems and information based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors— Our information technology systems, or those used by our third‑party research institution collaborators, CROs, CMOs, or other contractors or consultants, may fail or suffer cyberattacks or security breaches.”

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity program.

The Committee receives annual reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also receives briefings from management on our cybersecurity program. Board members receive presentations on cybersecurity topics from our Senior Director of Infrastructure and Cybersecurity, internal security staff or external experts as part of the board of directors’ continuing education on topics that impact public companies.

Our management team, including our Senior Director of Infrastructure and Cybersecurity (20 years of cybersecurity risk management experience) and Chief Information Officer (five years of cybersecurity risk management experience), is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes demonstrated expertise in cybersecurity, life sciences, and security industry certifications such as Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP).

Our management team takes steps to stay informed about and monitor supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2. Properties.

Our corporate headquarters are located in Watertown, Massachusetts, where we sublease approximately 31,000 square feet of office and laboratory space pursuant to a sublease agreement that expires in June 2025.

ITEM 3. Legal Proceedings.

On February 6, 2025, a purported stockholder of the Company filed a lawsuit against us, certain executive officers, and certain underwriters in the United States District Court for the Southern District of New York (Case No. 1:25-cv-01072). The complaint is a putative class action alleging violations of the Securities Act related to our initial public offering on September 15, 2023. The plaintiff seeks compensatory damages, as well as fees and costs. The complaint claims that our offering documents contained false and misleading statements and omitted material facts about the prospects of navacaprant. We do not believe these allegations have merit and intend to move to dismiss.

In addition, from time to time, we may in the ordinary course of business become involved in legal proceedings. Regardless of outcome, litigation could have a material adverse effect on our business results of operations or financial condition due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Holders of Our Common Stock

As of February 24, 2025, there were approximately 83 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

Recent Sales of Unregistered Equity Securities

None.

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

Overview

We are a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. We have rapidly scaled our therapeutic pipeline, which currently consists of seven neuroscience programs, including two clinical programs, that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. Our most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), which we believe has the potential to provide significant advantages relative to the standard of care, if approved. Navacaprant is being investigated in the KOASTAL program, a pivotal Phase 3 program, evaluating navacaprant monotherapy in patients with moderate to severe MDD. Neumora expects to report topline data from KOASTAL-3 in the first quarter of 2026 and KOASTAL-2 in the second quarter of 2026. Our next most advanced product candidate is NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (V1aR) being developed for the treatment of agitation associated with dementia due to Alzheimer's disease (AD). We are advancing a Phase 1b signal-seeking study investigating NMRA-511 initially in healthy elderly adult participants and then people with agitation associated with dementia due to AD, and we expect to report data from this study in by the end of 2025. Our M4 positive allosteric modular (PAM) franchise comprises multiple novel compounds that each have different chemical composition but optimal pharmacological properties, which have demonstrated robust activity in preclinical efficacy models and high selectivity for the M4 receptor subtype. We expect to progress our next M4 PAM into the clinic by mid-2025.

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

In September 2023, we completed our initial public offering (IPO) pursuant to which we issued and sold an aggregate of 14,710,000 shares of our common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. Since our IPO, in October 2024 we entered into a sales agreement with Leerink Partners LLC (Leerink) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (ATM) with Leerink as the sales agent. During the year ended December 31, 2024, we received aggregate net proceeds of $13.7 million after deducting commissions and offering expenses of $0.8 million. As of December 31, 2024, we had $307.6 million in cash, cash equivalents and marketable securities. Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of the consolidated financial statements.

Since our inception, we have incurred significant operating losses and we expect to continue to incur significant losses for the foreseeable future as we continue to advance the development of our product candidates and approach, and incur additional costs associated with being a public company. Our net losses were $243.8 million, $235.9 million, $130.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $947.2 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and our expenditures on research and development activities.

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

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In December 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of December 31, 2024, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. As of December 31, 2024, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses consist of external and internal expenses, and primarily relate to our discovery efforts and development of our precision neuroscience approach, programs, and product candidates. We account for acquired in-process research and development (IPR&D) expenses from our strategic acquisitions, which accounted for a significant portion of our operating expenses during the years ended December 31, 2023 and 2022, separately from research and development expenses. There was no IPR&D expense recognized during the year ended December 31, 2024.

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

We expect to continue to incur significant research and development expenses for the foreseeable future as we further develop our precision neuroscience approach and advance our programs and product candidates through clinical development and pursue regulatory approval of our product candidates. The process of conducting the necessary clinical and preclinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result of the uncertainties discussed below, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

Our research and development expenses may vary significantly based on factors such as:

•
per patient trial costs;
•
the number of trials required for approval;
•
the number of sites included in the trials;
•
change to trials;
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
•
whether we choose to partner any of our product candidates and the terms of such partnership; and
•
the impact of general economic conditions, such as inflation. tariffs, and interest rates.

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

Results of Operations

For the Years Ended December 31, 2024 and 2023

The following table summarizes our result of operations for the periods presented:

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
	2024	2023	2022	$ Change	$ Change
	(in thousands)
Operating expenses:
Research and development	$200,927	$142,719	$91,749	$58,208	$50,970
General and administrative	62,537	45,475	31,121	17,062	14,354
Acquired in-process research and development	—	63,904	13,000	(63,904)	50,904
Total operating expenses	263,464	252,098	135,870	11,366	116,228
Loss from operations	(263,464)	(252,098)	(135,870)	(11,366)	(116,228)
Other income (expense):
Interest income	19,933	16,611	4,561	3,322	12,050
Other income (expense), net	(78)	(170)	405	92	(575)
Total other income	19,855	16,441	4,966	3,414	11,475
Net loss before income taxes	(243,609)	(235,657)	(130,904)	(7,952)	(104,753)
Provision for income taxes	178	268	—	(90)	268
Net loss	$(243,787)	$(235,925)	$(130,904)	$(7,862)	$(105,021)

For discussion of our 2023 results and a comparison with 2022 results please refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on March 7, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Year Ended December 31,			2024 vs 2023	2023 vs 2022
	2024	2023	2022	$ Change	$ Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$105,442	$37,929	$9,685	$67,513	$28,244
M4 PAM programs	11,041	11,507	4,601	(466)	6,906
NMRA-511 program	7,236	6,588	860	648	5,728
Preclinical programs	5,776	10,622	11,597	(4,846)	(975)
Internal and unallocated expenses:
Personnel-related costs	47,036	36,789	27,445	10,247	9,344
Other costs	24,396	39,284	37,561	(14,888)	1,723
Total research and development expenses	$200,927	$142,719	$91,749	$58,208	$50,970

Research and development expenses increased by $58.2 million, or 41%, to $200.9 million for the year ended December 31, 2024 from $142.7 million for the year ended December 31, 2023 as we advanced our clinical trials. Direct external program expenses increased by $62.8 million, of which $67.5 million was related to the advancement our Phase 3 and Phase 2 clinical trials for navacaprant, partially offset by a decrease of $4.8 million to preclinical program research. Internal and unallocated expenses decreased by $4.6 million, primarily attributable to decreased activities under our research and collaboration agreements with Amgen and with other vendors, which was partially offset by an increase in personnel related costs of $10.2 million, including $9.6 million related to stock-based compensation. Stock-based compensation primarily increased due to stock modification expense of $4.1 million and the increased value of stock awards issued.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses decreased to nil for the year ended December 31, 2024 from $63.9 million for the year ended December 31, 2023. For the year ended December 31, 2023, acquired in-process research and development expenses consisted of $61.1 million related to achievement of the Phase 3 navacaprant development milestone and $2.8 million related to our in-license from Vanderbilt, as these assets had not yet reached technological feasibility and had no alternative future use.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $17.1 million, or 38%, to $62.5 million for the year ended December 31, 2024 from $45.5 million for the year ended December 31, 2023. The increase was primarily attributable to higher personnel-related costs, including $13.2 million related to stock-based compensation due to the increased value of stock awards issued, a $2.6 million increase in professional services for legal, accounting and advisory services, a $1.0 million increase in business insurance, and a $1.0 million increase in facilities cost due to a higher allocation of G&A costs.

Interest Income

Interest income increased by $3.3 million to $19.9 million for the year ended December 31, 2024 from $16.6 million for the year ended December 31, 2023, which was attributable to interest earned on our higher balances in cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had $307.6 million of cash, cash equivalents and marketable securities. Prior to our IPO we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes and raised gross cash proceeds of over $600 million including from the sale of convertible preferred stock, borrowings pursuant to convertible promissory notes and cash acquired in our acquisitions of assets. In September, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. Since our IPO, in October 2024 we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM with Leerink as the sales agent. We received aggregate net proceeds of $13.7 million after deducting commissions and offering expenses of $0.8 million during the three months ended December 31, 2024.

Since our inception, we have not generated any revenue from the sale of products and we have incurred significant net losses and negative cash flows from operations. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach, programs, and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As of December 31, 2024, we had an accumulated deficit of $947.2 million.

Future Funding Requirements

We expect our expenses and operating losses will increase substantially over the foreseeable future as we continue our research and development efforts, advance our product candidates through clinical and preclinical development, enhance our precision neuroscience approach and programs, expand our product pipeline, seek regulatory approval, prepare for commercialization, as well as hire additional personnel and protect our intellectual property. Furthermore, we have incurred and will continue to incur additional costs associated with being a public company. We also expect to increase the size of our administrative function to support the growth of our business. Our net losses may fluctuate significantly from period to period, depending on the factors described below. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The expected increase in expenses will be driven in large part by our ongoing activities, and our future capital requirements will depend on many factors, including:

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
•
the effect of macroeconomic trends including inflation, tariffs, and interest rates;
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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(182,936)	$(163,278)	$(114,896)
Investing activities	(70,557)	64,387	(168,013)
Financing activities	21,603	231,936	115,743
Net change in cash and cash equivalents and restricted cash	$(231,890)	$133,045	$(167,166)

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2024 was $182.9 million, which consisted of a net loss of $243.8 million, partially offset by a change in our net operating assets and liabilities of $22.6 million and noncash charges of $38.2 million. The change in our net operating assets and liabilities primarily resulted from a decrease of $15.9 million in prepaid expenses and other current assets related to our clinical programs and the Amgen Collaboration Agreement and an increase of $7.2 million and $2.9 million in accrued liabilities and accounts payable, respectively, primarily related to our clinical programs and timing of our accounts payable, partially offset by a decrease in operating lease liabilities of $3.4 million. The noncash charges primarily consisted of $40.0 million of stock-based compensation and $3.3 million of noncash operating lease expense, partially offset by $5.7 million of net accretion of discounts on marketable securities.

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

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2024 was $70.6 million, which primarily consisted of $312.2 million in purchases of marketable securities, partially offset by $242.4 million in proceeds from sales and maturities of marketable securities.

Net cash provided by investing activities for the year ended December 31, 2023 was $64.4 million, which primarily consisted of $178.2 million in proceeds from sales and maturities of marketable securities, partially offset by $109.1 million in purchases of marketable securities and $4.6 million cash paid for acquisition of assets, including upon achievement of milestones.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2024 was $21.6 million, which primarily consisted of proceeds from the exercise of stock options of $7.5 million and net proceeds from the ATM offering of $13.7 million.

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

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our operating lease for our office and laboratory facilities located in Massachusetts with a noncancelable lease term expiring in June 2025. As of December 31, 2024, undiscounted future minimum lease payments of $1.9 million remain on our operating lease. See Note 7 – Commitments and Contingencies to our consolidated financial statements for further information.

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

Critical Accounting Policies and Estimates

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

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain of these significant accounting policies are important to understanding and evaluating our reported financial results.

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

JOBS Act Accounting Smaller Reporting Company Elections

We were an “emerging growth company,” as defined in the JOBS Act until December 31, 2024. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards apply to private companies.

We have elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the date we lost emerging growth company status. As a result, our consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.

We were also a “smaller reporting company,” as defined in the Exchange Act until December 31, 2024, and we have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Neumora Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neumora Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical trial and preclinical costs

Description of the Matter

The Company recorded accrued clinical trial and preclinical costs of $11.6 million as of December 31, 2024. As described in Note 2, the Company estimates and records accrued expenses for the related research and development activities based on the level of services performed but not yet invoiced pursuant to agreements established with its service providers, according to the progress of preclinical studies, clinical trials or related activities, and discussions with applicable personnel and service providers as to the progress or state of consummation of goods and services.

Auditing the accounting for accrued clinical trial and preclinical costs is challenging as evaluating the progress of the activities being performed under the Company’s research and development agreements is dependent upon the accumulation of a high volume of information from third party service providers.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for accrued clinical trial and preclinical costs, our audit procedures included, among others, obtaining direct confirmation from third parties of contract terms and conditions and the research and development activities performed for significant clinical trials and comparing such data to the inputs used in management’s analyses to determine the costs incurred. We inspected key terms, timelines of completion, activities and costs for a sample of vendor contracts, including amendments, and compared these to management’s analyses used in tracking the progress of service agreements. We met with internal clinical personnel to understand the status of significant clinical trial activities. We also tested a sample of subsequent payments by agreeing the invoice to the original accrual and the invoices payments to the bank statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

San Jose, California

March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Neumora Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Neumora Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Neumora Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Jose, California

March 3, 2025

NEUMORA Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except par values)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$142,148	$374,038
Restricted cash	1,213	—
Short-term marketable securities	165,430	79,944
Prepaid expenses and other current assets	5,264	24,297
Total current assets	314,055	478,279
Long-term marketable securities	—	9,845
Property and equipment, net	1,140	1,790
Operating lease right-of-use assets	1,777	5,068
Restricted cash	—	1,213
Total assets	$316,972	$496,195
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,307	$337
Accrued liabilities	24,593	21,257
Early exercise liability, current portion	133	139
Operating lease liabilities, current portion	1,853	3,378
Total current liabilities	29,886	25,111
Operating lease liabilities, net of current portion	—	1,853
Early exercise liability, net of current portion	22	155
Total liabilities	29,908	27,119
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized as of December 31, 2024 and December 31, 2023; no shares issued and outstanding as of December 31, 2024 and December 31, 2023.	—	—
Common stock, $0.0001 par value; 700,000 shares authorized as of December 31, 2024 and December 31, 2023; 161,710 and 158,832 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	16	16
Additional paid-in capital	1,234,207	1,172,570
Accumulated other comprehensive (gain) loss	62	(76)
Accumulated deficit	(947,221)	(703,434)
Total stockholders’ equity	287,064	469,076
Total liabilities and stockholders’ equity	$316,972	$496,195

The accompanying notes are an integral part of these consolidated financial statements.

NEUMORA Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development	$200,927	$142,719	$91,749
General and administrative	62,537	45,475	31,121
Acquired in-process research and development	—	63,904	13,000
Total operating expenses	263,464	252,098	135,870
Loss from operations	(263,464)	(252,098)	(135,870)
Other income (expense):
Interest income	19,933	16,611	4,561
Other income (expense), net	(78)	(170)	405
Total other income	19,855	16,441	4,966
Net loss before income taxes	(243,609)	(235,657)	(130,904)
Provision for income taxes	178	268	—
Net loss	(243,787)	(235,925)	(130,904)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	138	698	(774)
Comprehensive loss	$(243,649)	$(235,227)	$(131,678)
Net loss per share, basic and diluted	$(1.53)	$(3.63)	$(4.81)
Weighted-average shares outstanding, basic and diluted	159,377	65,021	27,207

The accompanying notes are an integral part of these consolidated financial statements

NEUMORA Therapeutics, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive Gain	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance as of December 31, 2021	94,710	$729,858	31,985	$3	$11,381	$—	$(336,605)	$(325,221)
Issuance of Series A-1 convertible preferred stock upon exercise of warrants	157	1,613	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $179	9,550	112,216	—	—	—	—	—	—
Issuance of common stock upon early exercise of stock options	—	—	442	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	228	—	612	—	—	612
Issuance of common stock as noncash consideration related to acquisition of assets	—	—	5	—	24	—	—	24
Forfeiture of restricted stock subject to repurchase	—	—	(48)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	1,115	—	—	1,115
Unrealized loss on marketable debt securities	—	—	—	—	—	(774)	—	(774)
Stock-based compensation	—	—	—	—	8,298	—	—	8,298
Net loss	—	—	—	—	—	—	(130,904)	(130,904)
Balance as of December 31, 2022	104,417	$843,687	32,612	$3	$21,430	$(774)	$(467,509)	$(446,850)
Conversion of convertible preferred stock into common stock upon initial public offering	(104,417)	(843,687)	104,417	10	843,677	—	—	843,687
Issuance of common stock upon initial public offering, net of offering costs of $23,546	—	—	14,710	1	226,523	—	—	226,524
Issuance of common stock upon achievement of milestone related to acquisition of assets	—	—	6,072	1	58,538	—	—	58,539
Issuance of common stock upon exercise of stock options	—	—	972	1	2,855	—	—	2,856
Sale and issuance of common stock	—	—	127	—	810	—	—	810
Issuance of restricted common stock subject to repurchase	—	—	382	—	—	—	—	—
Repurchase of unvested early exercised stock options	—	—	(123)	—	—	—	—	—
Forfeiture of restricted stock subject to repurchase	—	—	(337)	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	1,497	—	—	1,497
Unrealized gain on marketable debt securities	—	—	—	—	—	698	—	698
Stock-based compensation	—	—	—	—	17,240	—	—	17,240
Net loss	—	—	—	—	—	—	(235,925)	(235,925)
Balance as of December 31, 2023	—	$—	158,832	$16	$1,172,570	$(76)	$(703,434)	$469,076
Issuance of common stock upon exercise of stock options	—	—	1,957	—	7,482	—	—	7,482
Issuance of common stock under employee stock purchase plan	—	—	52	—	427	—	—	427
Issuance of common stock through at-the-market transactions net of offering costs $0.8 million	—	—	885	—	13,598	—	—	13,598
Forfeiture of restricted stock subject to repurchase	—	—	(99)	—	—	—	—	—
Vesting of restricted common stock	—	—	88	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	—	—	140	—	—	140
Repurchase of unvested early exercised stock options	—	—	(5)	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	—	—	138	—	138
Stock-based compensation	—	—	—	—	39,990	—	—	39,990
Net loss	—	—	—	—	—	—	(243,787)	(243,787)
Balance as of December 31, 2024	—	$—	161,710	$16	$1,234,207	$62	$(947,221)	$287,064

The accompanying notes are an integral part of these consolidated financial statements.

NEUMORA Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(243,787)	$(235,925)	$(130,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	63,904	13,000
Stock-based compensation	39,990	17,240	8,298
Non-cash operating lease expense	3,290	3,355	2,103
Depreciation and amortization	631	668	594
Net accretion of investments in marketable securities	(5,719)	(3,741)	(708)
Change in fair value of convertible preferred stock warrants	—	—	(559)
Other noncash expenses	23	120	228
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	15,905	(11,401)	(3,628)
Other assets	—	—	1,373
Accounts payable	2,873	(581)	(1,246)
Accrued liabilities	7,236	6,486	(1,621)
Operating lease liabilities	(3,378)	(3,403)	(1,826)
Net cash used in operating activities	(182,936)	(163,278)	(114,896)
Investing activities:
Purchases of marketable securities	(312,223)	(109,072)	(226,369)
Cash paid for acquisition of assets, including upon achievement of milestones	(775)	(4,590)	(13,000)
Proceeds from maturities of marketable securities	242,441	178,166	71,867
Purchases of property and equipment	—	(117)	(511)
Net cash provided by (used in) investing activities	(70,557)	64,387	(168,013)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	232,565	—
Proceeds from issuance of common stock in at-the-market transactions, net of commissions and offering costs	13,694	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	112,216
Proceeds from exercise of stock options	7,482	2,856	2,658
Proceeds from employee stock purchase plan purchases	427	—	—
Proceeds from exercise of warrants	—	—	1,613
Proceeds from issuance of common stock	—	810	—
Repurchase of unvested early exercised shares	—	(491)	—
Payments for deferred offering costs	—	(3,804)	(744)
Net cash provided by financing activities	21,603	231,936	115,743
Net change in cash and cash equivalents and restricted cash	(231,890)	133,045	(167,166)
Cash and cash equivalents and restricted cash at beginning of year	375,251	242,206	409,372
Cash and cash equivalents and restricted cash at end of period	$143,361	$375,251	$242,206
Components of cash and restricted cash:
Cash and cash equivalents	$142,148	$374,038	$240,943
Restricted cash	1,213	1,213	1,263
Total cash and cash equivalents and restricted cash	$143,361	$375,251	$242,206
Supplemental disclosure of cash flow information:
Operating lease liabilities arising from obtaining right-of-use assets	$—	$192	$8,865
Cash paid for income taxes	$473	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Acquisition of assets included in accounts payable and accrued liabilities	$—	$775	$—
Purchase of property and equipment included in accounts payable	$—	$44	$505
Conversion of preferred stock into common stock upon completion of initial public offering	$—	$843,687	$—
Issuance of common stock upon achievement of milestone related to acquisition of assets	$—	$58,539	$—
Offering costs related to initial public offering included in accounts payable and accrued liabilities	$—	$—	$340

The accompanying notes are an integral part of these consolidated financial statements.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Liquidity

Description of Business

Neumora Therapeutics, Inc. (the Company), was originally incorporated in the State of Delaware in November 2019, and is headquartered in Watertown, Massachusetts.

The Company is a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. The Company has rapidly scaled its therapeutic pipeline, which currently consists of seven neuroscience programs, including two clinical programs, that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. The Company's most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), which the Company believes has the potential to provide significant advantages relative to the standard of care, if approved. Navacaprant is being investigated in the KOASTAL program, a pivotal Phase 3 program, evaluating navacaprant monotherapy in patients with moderate to severe MDD. Neumora expects to report topline data from KOASTAL-3 in the first quarter of 2026 and KOASTAL-2 in the second quarter of 2026. The Company's next most advanced product candidate is NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (V1aR) being developed for the treatment of agitation associated with dementia due to Alzheimer's disease (AD). The Company is advancing a Phase 1b signal-seeking study investigating NMRA-511 initially in healthy elderly adult participants and then people with agitation associated with dementia due to AD, and the Company expects to report data from this study in by the end of 2025. The Company's M4 positive allosteric modular (PAM) franchise comprises multiple novel compounds that each have different chemical composition but optimal pharmacological properties, which have demonstrated robust activity in preclinical efficacy models and high selectivity for the M4 receptor subtype. The Company expects to progress our next M4 PAM into the clinic by mid-2025.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and as of December 31, 2024, had an accumulated deficit of $947.2 million. In September, 2023, the Company completed its initial public offering (IPO), pursuant to which it issued and sold an aggregate of 14,710,000 shares of its common stock at a price to the public of $17.00 per share, resulting in net proceeds of $226.5 million, after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. In October 2024, the Company entered into a sales agreement with Leerink Partners LLC (Leerink) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (ATM) with Leerink as the sales agent. During the year ended December 31, 2024, the Company received aggregate net proceeds of $13.7 million after deducting commissions and offering expenses of $0.8 million.

As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $307.6 million, which are available to fund future operations. The Company believes that its existing cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient to support operations for at least the next 12 months from the date these consolidated financial statements were available to be issued.

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

In September, 2023, the Company’s board of directors approved an amended and restated certificate of incorporation to effect a reverse split of shares of the Company’s common stock and convertible preferred stock on a 7.8463-for-1 basis (the “Reverse Stock Split”). The par value and authorized shares of the common stock and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All share data and per share data amounts for all periods presented in the consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the effect of the Reverse Stock Split.

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

Restricted Cash

Restricted cash consists of a facility lease agreement collateralized by a letter of credit pursuant to certain banking and lease agreements. Restricted cash, which is unavailable for a period of less than one year from the consolidated balance sheet date, is classified as a current asset.

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Impairment of Long-Lived Assets

The Company reviews the carrying amount of its long-lived assets, including property and equipment and right-of-use assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If indicators of impairment exist, an impairment loss is recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The impairment charge is determined based upon the excess of the carrying value of the asset over its estimated fair value, with estimated fair value determined based upon an estimate of discounted future cash flows or other appropriate measures of estimated fair value. Estimating discounted cash flows requires the Company to make significant judgments and assumptions. Actual results may vary from the Company’s estimates as of the date of impairment testing and adjustments may occur in future periods. The Company believes that no impairment of long-lived assets is required as of and for the years ended December 31, 2024, 2023, and 2022.

Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether it conveys the right to control the use of an identified asset in exchange for consideration. If a lease is identified, classification is determined at lease commencement. To date, all of the Company’s leases have been determined to be operating leases. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s leases do not provide an implicit interest rate and therefore the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the estimated interest rate that the Company would have to pay to borrow on a collateralized basis, an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (ROU) assets are determined based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. The operating lease ROU asset also includes impairment charges if the Company determines the ROU asset is impaired. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option. Operating lease expenses are recognized, and the ROU assets are amortized on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The Company has elected not to recognize on the consolidated balance sheets leases with terms of one year or less.

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Research and Development Expenses and Related Prepaid Assets and Accrued Liabilities

Research and development costs are expensed as incurred. Research and development expenses primarily consist of internal research and development expense, including personnel-related expenses (such as salaries, benefits and noncash stock-based compensation) and other expenses, including laboratory supplies and other non-capital equipment utilized for in-house research, research and consulting expenses, software development costs, license fees and allocated expenses, including facilities costs and depreciation and amortization; external research and development expenses incurred under arrangements with service providers conducting research and development services on its behalf, such as contract research organizations (CROs), preclinical testing organizations and contract manufacturing organizations (CMOs). Payments made prior to the receipt of goods or services to be used in research and development are capitalized, evaluated for current or long-term classification, and included in prepaid expenses and other current assets or other assets in the consolidated balance sheets based on when the goods are received or the services are expected to be received or consumed, and recognized in research and development expenses when they are realized.

The Company is required to estimate expenses resulting from its obligations under contracts with service providers in connection with conducting clinical trials. The financial terms of these contracts are subject to negotiations which vary from contract to contract and may result in cash flows that do not match the periods over which materials or services are provided. The Company estimates and records accrued expenses for the related research and development activities based on the level of services performed but not yet invoiced pursuant to agreements established with its service providers, according to the progress of preclinical studies, clinical trials or related activities, and discussions with applicable personnel and service providers as to the progress or state of consummation of goods and services.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

During the course of a clinical trial, the rate of expense recognition is adjusted if actual results differ from the Company’s estimates. The Company estimates accrued expenses as of each balance sheet date in its consolidated financial statements based on the facts and circumstances known at that time. The clinical trial accrual is dependent in part upon the timely and accurate reporting of CROs, CMOs and other service providers. Although the Company does not expect its estimates to be materially different from amounts actually incurred, its estimate may vary from the actual results. To date, the Company has not experienced material differences between its accrued expenses and actual expenses.

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss, such as unrealized losses on the Company’s available-for-sale marketable securities.

Emerging Growth Company Status

The Company was an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) until December 31, 2024. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has evaluated if any accounting standards which it previously delayed adopting would have a material impact to the consolidated financial statements or disclosures and concluded that there is no such material impact.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (ASU 2023-07), which requires issuers to make additional disclosures with respect to segment expenses, including required disclosure on an annual and interim basis for significant segment expenses and other segment items. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the annual period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 14.

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

3. Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	30,875	6	—	30,881
Total cash equivalents	$125,286	$6	$—	$125,292
Marketable securities:
Commercial paper	61,374	11	(2)	61,383
Certificates of deposit	1,918	—	—	1,918
U.S. government securities	74,411	36	(3)	74,444
Corporate debt securities	27,671	17	(3)	27,685
Total marketable securities	165,374	64	(8)	165,430
Total cash equivalents and marketable securities	$290,660	$70	$(8)	$290,722

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$306,801	$—	$—	$306,801
Commercial paper	42,455	6	—	42,461
U.S. government and agency debt securities	12,998	—	(6)	12,992
Total cash equivalents	$362,254	$6	$(6)	$362,254
Marketable securities:
Commercial paper	$47,534	$17	$(4)	$47,547
U.S. government and agency debt securities	37,515	—	(91)	37,424
Corporate debt securities	4,816	3	(1)	4,818
Total marketable securities	89,865	20	(96)	89,789
Total cash equivalents and marketable securities	$452,119	$26	$(102)	$452,043

As of December 31, 2024, the contractual maturities of all marketable securities is less than one year and the Company has not realized any material gains or losses on its marketable securities, including any impairment charges on its securities related to expected credit losses. As of December 31, 2024, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at December 31, 2024 (see Note 4).

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	—	30,881	—	30,881
Marketable securities:
Commercial paper	—	61,383	—	61,383
Certificates of deposit	—	1,918	—	1,918
U.S. government securities	74,444	—	—	74,444
Corporate debt securities	—	27,685	—	27,685
Total assets measured at fair value	$168,855	$121,867	$—	$290,722

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$306,801	$—	$—	$306,801
Marketable securities:
Commercial paper	—	90,008	—	90,008
U.S. government and agency debt securities	19,473	30,943	—	50,416
Corporate debt securities	—	4,818	—	4,818
Total assets measured at fair value	$326,274	$125,769	$—	$452,043

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

5. Balance Sheet Components

Property and equipment, net

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Laboratory equipment	$2,844	$2,800
Computer and software	287	287
Furniture and fixtures	58	97
Construction in progress	—	41
Total property and equipment	3,189	3,225
Less: accumulated depreciation and amortization	(2,049)	(1,435)
Total property and equipment	$1,140	$1,790

Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 was $0.6 million, $0.7 million and $0.6 million, respectively. As of December 31, 2024, all of the Company’s property and equipment was located in the United States.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,	December 31,
	2024	2023
	(in thousands)
Accrued clinical trial and preclinical costs	$11,606	$4,705
Compensation and benefits	9,975	10,011
Professional services	2,686	787
Other	326	750
Accrued research and development services (nil and $3.1 million due to related party in 2024 and 2023, respectively)	—	5,004
Total accrued liabilities	$24,593	$21,257

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

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. None of the BlackThorn Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. The Company settled the Phase 3 navacaprant dosing milestone in December 2023 by issuing 6,072,445 shares of its common stock based on the volume weighted average price per share prior to the date the milestone was met and paying cash of $2.3 million to the former stockholders of BlackThorn and participants in the carveout plan (discussed below). As a result, the Company recognized $60.8 million in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones. None of the other Blackthorn Milestones have been achieved and no such amounts were deemed due or payable as of December 31, 2024.

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

The Company settled the Phase 3 navacaprant dosing milestone in December 2023. The Company recognized contingent consideration related to Vested Carveout Units, which was included in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones as described above. In addition, the Company recognized and paid $1.8 million in compensation related to the BlackThorn Carveout Units that were a compensatory arrangement in 2023. None of the other BlackThorn Milestones had been achieved and no such amounts were deemed due or payable as of December 31, 2024.

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

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the Amgen Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of December 31, 2024, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

Vanderbilt License

In February 2022, as amended in July 2023 and May 2024, the Company and Vanderbilt University (Vanderbilt) entered into a license agreement (Vanderbilt License Agreement). Pursuant to the Vanderbilt License Agreement, as amended, the Company obtained an exclusive, worldwide royalty-bearing, sublicensable (subject to certain restrictions) license under certain patent rights and a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain know-how covering small molecule positive allosteric modulators (PAMs) predominantly of the muscarinic acetylcholine receptor subtype 4 (M4) to develop, manufacture, and commercialize products, processes and services covered by such patent rights or that incorporate or use such know-how, for any and uses (the Vanderbilt IPR&D Assets). Concurrently, the Company also executed a sponsored research agreement (see Note 8) with Vanderbilt. The sponsored research agreement was deemed to be separate transactions and not accounted for as part of the acquisition of assets. The acquisition of Vanderbilt IPR&D Assets became effective in February 2022.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets, which was immediately recognized as acquired in-process research and development expense in the condensed consolidated statement of operations and comprehensive loss as it was determined to have no alternative future use as of the acquisition date. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the Vanderbilt Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. In October 2023, a $2.0 million Vanderbilt Milestone was achieved and settled in cash in November 2023 and was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of December 31, 2024.

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

Operating Leases

Lease Agreement

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

Under the lease agreements, the Company is generally required to pay certain operating costs, in addition to rent, such as common area maintenance, taxes, utilities and insurance. Such additional charges are considered variable lease costs and are recognized in the period in which they are incurred. Rent expense for the year ended December 31, 2024 was $3.7 million. Short term lease expense and variable costs were immaterial. Rent expense for the year ended December 31, 2023 was $4.3 million, including $0.3 million related to short term lease expense, and variable costs were immaterial. Rent expense for the year ended December 31, 2022 was $3.5 million, including $1.1 million related to short term lease expense, and variable costs were $0.1 million.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The maturity of the Company’s operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Undiscounted lease payments
2025	1,892
Total undiscounted lease payments	1,892
Less: Imputed interest	(39)
Operating lease liabilities, current portion	$1,853

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Supplemental information on the Company's operating leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for operating lease agreements (in thousands)	$3,723	$4,071	$2,486
Weighted average remaining lease term (in years)	0.5	1.5	2.4
Weighted-average discount rate	10.0%	10.0%	10.0%

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

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage in the mid-single digits of any sublicensing revenues the Company receives. In October 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses for the year ended December 31, 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of December 31, 2024.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

In return for Amgen performing research and development activities under the agreement, the Company committed to making non-refundable, non-creditable quarterly payments over the first two years totaling $50.0 million and for the third year $12.5 million. As of December 31, 2024, 2023, and 2022, the related prepaid research and development costs included in the consolidated balance sheets were nil, $6.3 million and $11.9 million, respectively, within prepaid expenses and other current assets. The Company recorded $12.5 million, $24.4 million and $25.1 million of research and development expenses during the years ended December 31, 2024, 2023, and 2022, respectively.

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

In return for Vanderbilt performing research and development activities under the agreement, the Company agreed to make payments for research up to a total of $0.5 million. The term of the agreement ended in November 2024. In addition, the Company also has an exclusive option to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research (see Note 6).

Parkinson's Research Ventures Funding Agreement

In March 2024, the Company entered into a research funding agreement with Parkinson's Research Ventures Limited (PRV), pursuant to which PRV agreed to provide the Company funding up to a total of $2.6 million in two tranches to carry out preclinical research and development activities related to the Company’s NLPR3 program.

The first tranche was due upon execution of the agreement and was received in March 2024, for $1.1 million. The Company notified PVB of a successful drug candidate nomination, the trigger for the second tranche of funding, in December 2024 and received payment of $1.5 million in January 2025.

The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra-R&D expense as project costs are incurred. $0.8 million of costs were incurred during the year ended December 31, 2024. Upon achievement of certain development, regulatory or commercial trigger events, the Company agreed to pay PRV in aggregate an amount equal to no more than four times the funding provided by PRV, i.e., a maximum repayment amount of up to £8.4 million. The trigger event payments meet the derivative scope exception under ASC 815 Derivatives and Hedging, and therefore do not need to be bifurcated and separately accounted for.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

9. Stockholders’ Equity

Preferred Stock

The Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There are no shares of preferred stock issued and outstanding as of December 31, 2024.

Common Stock

Common stock outstanding in the consolidated balance sheet and consolidated statement of convertible preferred stock and stockholders’ equity as of December 31, 2024 includes 404,297 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services. Common stock reserved for future issuance consisted of the following:

December 31, 2024
(in thousands)
Shares reserved for options and restricted stock units issued under the equity plans	15,814
Shares reserved for future issuance under the equity plans	19,714
Shares reserved for future issuance under the employee stock purchase plan	3,064
Total	38,592

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 6). In December 2023, 6,072,445 shares of common stock were issued related to BlackThorn Merger Agreement upon achievement of the Phase 3 navacaprant dosing milestone that was met in October 2023. As of December 31, 2024, no shares have been reserved for potential future issuances as no other BlackThorn Milestones have been achieved.

10. Stock-Based Compensation

Equity Plans

2023 Equity Incentive Plan

In September 2023, the Company adopted the 2023 Equity Incentive Plan (the 2023 Plan). The 2023 Plan provides for the grant of stock options, restricted stock awards, restricted stock unit awards, and other stock-based awards to employees, directors, and non-employee service providers of the Company. The 2023 Plan replaced the Company’s 2020 Equity Incentive Plan (the “2020 Plan”). The Company no longer grants stock options or other awards under its 2020 Plan, but any stock options outstanding under the 2020 Plan remain outstanding and effective in accordance with their terms. Awards granted under the 2023 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period although may be granted with different vesting terms.

The 2023 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 5% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2024, the number of shares of common stock available for issuance under the 2023 Plan increased by 7,941,517 shares as a result of the automatic increase provision of the 2023 Plan.

2023 Employee Share Purchase Plan

In September 2023, the Company adopted the 2023 Employee Share Purchase Plan (the ESPP). The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the 2023 ESPP through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning or end of the offering period. On January 1, 2024, the number of shares of common stock available for issuance under the 2023 ESPP increased by 1,588,303 shares as a result of the automatic increase provision of the ESPP. The Company issued 51,704 shares during the year ended December 31, 2024.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2023	13,783	$6.39	8.7	$146,966
Granted	3,710	16.10
Exercised	(1,957)	3.82
Canceled and forfeited	(1,472)	7.90
Expired	(137)	3.62
Outstanding as of December 31, 2024	13,927	$9.20	7.8	44,953
Exercisable as of December 31, 2024	5,252	$6.05	6.8	25,871

The stock option activity table above excludes options granted to purchase 446,068 shares of common stock that were originally granted with market conditions to one of the Company’s executives.

The weighted-average fair value of stock options granted was $12.48, $7.77 and $3.77 per share for the years ended December 31, 2024, 2023 and 2022, respectively. The intrinsic value of stock options exercised was $16.7 million, $5.1 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate grant-date fair value of options vested was $24.6 million, $9.1 million and $5.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Fair Value of Stock Options

The fair value of stock options granted for employee and non-employee awards was estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

Year Ended December 31,
	2024	2023	2023
(in thousands)
Expected volatility	91.6% - 97.9%	89.6% - 96.5%	87.2% - 91.1%
Expected term (years)	5.27 - 6.08	4.0 - 6.1	4.5 - 6.5
Risk-free interest rate	3.5% - 4.6%	3.4% - 4.9%	1.7% - 4.2%
Expected dividend yield	—	—	—

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Early Exercise of Employee Stock Options

The Company’s Plans allow for certain employees to exercise their stock options prior to vesting into shares of restricted common stock. The proceeds from early exercised stock options are recorded as liabilities in the consolidated balance sheets at the time of exercise and reclassified to common stock and additional paid-in capital as the underlying stock options vest and the Company’s repurchase right lapses. As of December 31, 2024, the Company had issued 1,004,607 shares of restricted common stock upon the early exercise of unvested stock options, of which 848,164 shares had vested and 122,987 unvested shares had been repurchased, such that 33,456 shares or restricted stock remained outstanding and unvested.

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

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2023	840	$6.11	353	$17.00
Granted	414	14.22	1,265	17.43
Vested	(620)	8.59	(88)	17.00
Forfeited and expired	—	—	—	—
Cancelled	(263)	6.41	(89)	18.07
Outstanding and unvested as of December 31, 2024	371	$10.82	1,441	$17.32

Awards with Performance Conditions with the Company's Scientific Advisors

In 2020, the Company approved grants of 892,136 shares of restricted common stock to certain of the Company’s scientific advisors, which vest based on the achievement of performance conditions to be determined and continued service to the Company.

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

Also, in April 2024, the Company revised the vesting schedule for two other restricted stock purchase agreements each consisting of 79,656 shares. These agreements originally had performance condition tranches that had been set but were not probable of being met and were amended to instead vest monthly over three years, subject to continued service. The modification of the performance-based tranches were deemed to be improbable-to-probable modifications. Total compensation cost of $2.3 million, equal to the modification date fair value, will be recognized over the remaining service period.

Additionally, in 2020, the Company approved grants of 700,965 stock options to certain of the Company’s scientific advisors, which vest based on the achievement of performance conditions and continued service to the Company. In December 2022 and January 2023, the Company’s board of directors established performance conditions for 337,738 stock options and 63,724 stock options, respectively, such that the criteria for establishing a grant date, and accordingly a measurement date, were met for these performance stock options and the remaining 299,503 stock options with performance conditions to be established were cancelled in July 2023 because certain of the Company’s scientific advisors were terminated.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2024 the performance conditions for all restricted common stock and stock options were established, amended or cancelled.

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development	$17,662	$8,067	$4,252
General and administrative	22,328	9,173	4,046
Total stock-based compensation	$39,990	$17,240	$8,298

As of December 31, 2024, there was $70.3 million and $23.6 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, which were expected to be recognized over a weighted-average remaining service period of 2.1 years and 2.8 years, respectively.

11. Income Taxes

A reconciliation of the Company's federal income tax rate and effective income tax rate is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Federal income taxes	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.7	2.8	3.7
Milestone payments	—	(5.3)	—
Permanent differences	(0.1)	(0.3)	(0.5)
Research and development tax credits	6.4	1.9	1.8
Transaction costs	0.7	—	—
Executive compensation	(1.3)	(0.6)	—
Tax law change	(2.9)	3.6	—
State rate adjustment	—	0.5	2.2
Valuation allowance	(27.6)	(23.7)	(28.2)
Effective income tax rate	(0.1)%	(0.1)%	—%

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses	$112,075	$79,117
Capitalized license agreements	34,699	41,032
Capitalized research and development expense	81,544	57,872
Research and development credits	28,716	12,981
Compensation related	6,887	5,942
Operating lease liabilities	465	1,429
Other	531	407
Total deferred tax assets	264,917	198,780
Less: valuation allowance	(264,379)	(197,280)
Total deferred tax assets less valuation allowance	538	1,500
Deferred tax liabilities:
Operating lease right-of-use assets	(446)	(1,385)
Fixed assets	(92)	(115)
Total deferred tax liabilities	(538)	(1,500)
Net deferred tax assets	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing, and amount of which are uncertain. Due to the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance on its deferred tax assets. The valuation allowance increased by $67.1 million and $55.7 million for the years ended December 31, 2024 and 2023, respectively, primarily due to the increase in the Company’s net operating losses (NOL) during the periods and deferred tax assets related to capitalized research and development expenses.

NOLs and tax credit carryforwards as of December 31, 2024, were as follows (in thousands):

	Amount	Expiration Years
NOLs, federal (post-December 31, 2017)	$401,749	Indefinite (1)
NOLs, federal (pre-January 1, 2018)	40,370	2034 through 2036
NOLs, state	345,972	2034 thru 2044
Research and development tax credits, federal	27,262	2034 thru 2044
Research and development tax credits, California	6,334	Indefinite
Research and development tax credits, Massachusetts	1,237	2034 thru 2039

(1) NOL carryforward generated after 2017 which can be carried forward indefinitely and can generally be used to offset up to 80% of future taxable income

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Uncertain Tax Positions

A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Beginning balance of unrecognized tax benefits	$8,664	$8,176	$7,821
Gross increase based on tax positions related to current year	1,805	391	355
Gross increase (decrease) based on tax positions related to prior years	(788)	97	—
Ending balance of unrecognized tax benefits	$9,681	$8,664	$8,176

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. As of December 31, 2024, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months.

The Company files income tax returns in the United States, and the states of California and Massachusetts. Due to net operating loss carryforwards, all years effectively remain open for income tax examination by tax authorities in the United States and states in which the Company files tax returns.

12. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net loss	$(243,787)	$(235,925)	$(130,904)
Denominator:
Weighted-average common shares outstanding, basic and diluted	159,377	65,021	27,207
Net loss per share, basic and diluted	$(1.53)	$(3.63)	$(4.81)

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2024	2023	2022
	(in thousands)
Convertible preferred stock	—	—	104,417
Common stock options and restricted stock units	15,814	14,582	8,570
Performance stock options (with performance conditions to be established)	—	—	363
Early exercised stock options subject to future vesting	33	64	532
Unvested restricted stock awards	371	840	2,902
Performance restricted stock (with performance conditions to be established)	—	255	510
Employee stock purchase plan	10	—	—
Total	16,228	15,741	117,294

13. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment related to the development of clinical and preclinical neuroscience programs that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. The Company’s Chief Executive Officer (CEO) serves as the CODM.

The CEO manages and allocates resources to the operations of the Company on a consolidated basis. Managing and allocating resources on a consolidated basis enables the CEO to assess the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s strategic goals. Consistent with this decision-making process, the CEO uses consolidated financial information for purposes of evaluating performance, cash forecasting, allocating resources and setting incentive targets. The CEO bases this assessment on the Company’s consolidated net loss. Through this analysis, the CEO assesses performance by comparing budget to actual results, and then decides how to allocate resources to invest in the Company’s research and development programs. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Program expenses
Navacaprant (NMRA-140) program	$(105,442)	$(37,929)	$(9,685)
M4 PAM programs	(11,041)	(11,507)	(4,601)
NMRA-511 program	(7,236)	(6,588)	(860)
Preclinical programs	(5,776)	(10,622)	(11,597)
Research and development personnel-related costs	(47,036)	(36,789)	(27,445)
General and administrative expense	(62,537)	(45,475)	(31,121)
Acquired in-process research and development	—	(63,904)	(13,000)
Interest income	19,933	16,611	4,561
Other segment items(1)	(24,652)	(39,722)	(37,156)
Net loss	$(243,787)	$(235,925)	$(130,904)

(1) Includes other research and development costs, provision for income taxes, and other income (expense)

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

14. Related Party Transactions

The Amgen Collaboration Agreement expired in September 2024. As of December 31, 2023, the Company was obligated to pay Amgen $3.1 million which was recorded within current liabilities and $6.3 million related to amounts prepayable to Amgen were recorded as prepaid expenses and other current assets on the condensed consolidated balance sheets. During the twelve months ended December 31, 2024, 2023, and 2022, the Company recorded $12.5 million, $24.4 million, and $25.1 million respectively, of research and development expenses with Amgen.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 and concluded that it was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report on our internal control over financial reporting, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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

ITEM 9B. Other Information.

(a) Departure of Robert Lenz as Head of Research and Development

On March 3, 2025 (the “Separation Date”), Robert Lenz, M.D., Ph.D. departed the Company ceased serving as Head of Research and Development. In connection with Dr. Lenz’s departure, on March 3, 2025, the Company and Dr. Lenz entered into a separation agreement (the “Separation Agreement”) that will become effective as of March 11, 2025. Pursuant to the Separation Agreement, which includes a general release of claims, Dr. Lenz will continue to receive his base salary at the rate in effect immediately prior to his separation for a period of nine months and the continuation of his health coverage pursuant to COBRA at the Company’s expense for a period of nine months following the Separation Date.

In connection with his departure, the Company and Dr. Lenz have also entered into a Master Services Agreement (the “Consulting Agreement”), effective as of the Separation Date, pursuant to which Dr. Lenz will provide consulting services for the Company’s research and development programs, as requested from time to time by the Company. Dr. Lenz will be compensated for his services under the Consulting Agreement at a rate of $46,000 per month for the period ending July 3, 2025, and following July 3, 2025, at an hourly rate of $500 per hour within thirty days following the Company’s receipt of an invoice from Dr. Lenz. The Company may terminate the Consulting Agreement upon thirty days' notice at any time and Dr. Lenz may terminate the Consulting Agreement at any time upon thirty days' notice, provided that Dr. Lenz may not terminate the Consulting Agreement prior to completion of all active statements of work.

The foregoing summary is not complete and is qualified in its entirety by the Separation Agreement and Consulting Agreement, copies of which the Company intends to file with the SEC as exhibits to the Company’s Quarterly Report on Form 10-Q for the three months ending March 31, 2025.

(b) Trading Arrangements

The following table describes, for the three months ended December 31, 2024, each trading arrangement for the purchase or sale of Company securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

			Trading Arrangement
Name (Title)	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Carol Suh (Former Chief Operating Officer)***	Adopt	December 6, 2024	X		123,698	March 6, 2025

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

***Carol Suh is no longer an executive officer as of February 14, 2025.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

ITEM 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

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

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

ITEM 15. Exhibits and Financial Schedules.

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

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
2.1†	Agreement and Plan of Merger, dated June 1, 2020, by and among the Registrant, Berries Merger Sub, Inc, BlackThorn Therapeutics, Inc. and Fortis Advisors LLC.	S-1	8/25/2023	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	9/19/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	9/19/2023	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate.	S-1/A	9/11/2023	4.2
10.1	Investors’ Rights Agreement, dated September 22, 2022, by and among the Registrant and the investors listed therein.	S-1	8/25/2023	10.1
10.2†	Exclusive License Agreement for CK1d, dated September 10, 2021, by and between the Registrant and Amgen Inc.	S-1	8/25/2023	10.3
10.3(a)†	Exclusive License Agreement for GCase, dated September 10, 2021, by and between the Registrant and Amgen Inc.	S-1	8/25/2023	10.4(a)
10.3(b)†	First Amendment to Exclusive License Agreement for GCase, dated June 14, 2022, by and between the Registrant and Amgen, Inc.	S-1	8/25/2023	10.4(b)
10.4(a)†	License Agreement, dated November 23, 2015, by and between BlackThorn Therapeutics, Inc. and Scripps Research Institute.	S-1	8/25/2023	10.5(a)
10.4(b)†	First Amendment to License Agreement, dated November 13, 2017, by and between BlackThorn Therapeutics, Inc. and Scripps Research Institute.	S-1	8/25/2023	10.5(b)
10.4(c)†	Second Amendment to License Agreement, dated April 9, 2019, by and between BlackThorn Therapeutics, Inc. and Scripps Research Institute.	S-1	8/25/2023	10.5(c)
10.5(a)#	BlackThorn Therapeutics, Inc. 2015 Equity Incentive Plan.	S-8	9/19/2023	99.1(a)
10.5(b)#	Form of Stock Option Agreement under the BlackThorn Therapeutics, Inc. 2015 Equity Incentive Plan.	S-8	9/19/2023	99.1(b)
10.6(a)#	2020 Equity Incentive Plan.	S-1	8/25/2023	10.6(a)
10.6(b)#	Form of Stock Option Agreement under the 2020 Equity Incentive Plan.	S-1	8/25/2023	10.6(b)
10.6(c)#	Form of Restricted Stock Purchase Agreement under the 2020 Equity Incentive Plan.	S-1	8/25/2023	10.6(c)
10.7(a)#	2023 Incentive Award Plan.	S-8	9/19/2023	99.3(a)
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2023 Incentive Award Plan.	S-1	8/25/2023	10.7(b)
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2023 Incentive Award Plan.	S-1	8/25/2023	10.7(c)
10.8#	Employee Stock Purchase Plan.	S-8	9/19/2023	99.4
10.9#	Non-Employee Director Compensation Program.	S-1/A	9/11/2023	10.21
10.10	Form of Indemnification and Advancement Agreement for directors and officers.	S-1/A	9/11/2023	10.13
10.11(a)†	License Agreement, dated February 10, 2022, by and between the Registrant and Vanderbilt University.	S-1	8/25/2023	10.14(a)
10.11(b)†	First Amendment to License Agreement, dated July 17, 2023, by and between the Registrant and Vanderbilt University.	S-1	8/25/2023	10.14(b)
10.12#	Executive Employment Agreement, effective as of February 14, 2025, by and between the Registrant and Paul L. Berns.				X

10.13#	Executive Employment Agreement, dated as of June 2, 2023, by and between the Registrant and Henry O. Gosebruch.	S-1	8/25/2023	10.20
10.14	Separation Agreement, dated February 15, 2025, by and between the Registrant and Henry O. Gosebruch.				X
10.15#	Executive Employment Agreement, dated as of November 13, 2023, by and between the Registrant and Jason Duncan.	10-K	3/7/2024	10.22
10.16#	Executive Employment Agreement, dated as of January 1, 2023, by and between the Registrant and Carol Y. Suh.	10-K	3/7/2024	10.23
10.17#	Executive Employment Agreement, dated as of February 14, 2025, by and between the Registrant and Michael Milligan.				X
10.18#	Executive Employment Agreement, dated as of February 14, 2025, by and between the Registrant and Joshua Pinto, Ph.D.				X
10.19#	Executive Employment Agreement, dated as of February 14, 2025, by and between the Registrant and Bill Aurora, Pharm.D.				X
10.20#	Executive Employment Agreement, dated as of August 31, 2023, by and between the Registrant and Robert Lenz, M.D., Ph.D.				X
10.21#	RBNC Therapeutics, Inc. Milestone Carveout Plan	10-Q	5/7/2024	10.2
19.1	Insider Trading Policy				X
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Clawback Policy	10-K	3/7/2024	97.1
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Neumora Therapeutics, Inc.

Date: March 3, 2025	By:	/s/ Paul L. Berns
	Name:	Paul L. Berns
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry O. Gosebruch and Joshua Pinto, Ph.D., and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Name	Title	Date

/s/ Paul L. Berns	Chief Executive Officer	March 3, 2025
Paul L. Berns	(Principal Executive Officer)

/s/ Joshua Pinto, Ph.D.	President	March 3, 2025
Joshua Pinto, Ph.D.

/s/ Michael Milligan	Chief Financial Officer	March 3, 2025
Michael Milligan	(Principal Financial and Accounting Officer)

/s/ Kristina M. Burow	Director	March 3, 2025
Kristina M. Burow

/s/ Matthew K. Fust	Director	March 3, 2025
Matthew K. Fust

/s/ Alaa Halawa	Director	March 3, 2025
Alaa Halawa

/s/ Maykin Ho, Ph.D.	Director	March 3, 2025
Maykin Ho, Ph.D.

/s/ David Piacquad	Director	March 3, 2025
David Piacquad