Form 10-Q
period 2025-03-31
Neumora Therapeutics, Inc.
filed 2025-05-12
CIK 1885522

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 5, 2025, the registrant had 161,747,922 shares of common stock, $0.0001 par value per share, outstanding.

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

i

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
•
the impact to our business from general economic conditions, including but not limited to, inflation, tariffs, trade controls, recession risk, low consumer confidence and increasing interest rates;
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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website, Securities and Exchange Commission filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with the public about our company, our business and other issues. It is possible that the information that we make available may be deemed to be material information. We encourage investors and others interested in our company to review the information that we make available on our website.

ii

iii

Part I—Financial Information

Item 1. Financial Statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,860	$142,148
Restricted cash	1,213	1,213
Short-term marketable securities	122,493	165,430
Prepaid expenses and other current assets	4,300	5,264
Total current assets	254,866	314,055
Property and equipment, net	982	1,140
Operating lease right-of-use assets	900	1,777
Total assets	$256,748	$316,972
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,052	$3,307
Accrued liabilities	26,272	24,593
Early exercise liability, current portion	122	133
Operating lease liabilities, current portion	938	1,853
Total current liabilities	28,384	29,886
Early exercise liability, net of current portion	—	22
Total liabilities	28,384	29,908
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	1,243,564	1,234,207
Accumulated other comprehensive gain (loss)	(3)	62
Accumulated deficit	(1,015,213)	(947,221)
Total stockholders’ equity	228,364	287,064
Total liabilities and stockholders’ equity	$256,748	$316,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$52,151	$45,757
General and administrative	18,785	14,317
Total operating expenses	70,936	60,074
Loss from operations	(70,936)	(60,074)
Other income (expense):
Interest income	3,074	6,365
Other expense, net	(25)	(12)
Total other income	3,049	6,353
Net loss before income taxes	(67,887)	(53,721)
Provision for income taxes	105	—
Net loss	(67,992)	(53,721)
Other comprehensive loss:
Unrealized loss on marketable securities	(65)	(72)
Comprehensive loss	$(68,057)	$(53,793)
Net loss per share, basic and diluted	$(0.42)	$(0.34)
Weighted-average shares outstanding, basic and diluted	161,451	157,943

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	161,710	$16	$1,234,207	$62	$(947,221)	$287,064
Forfeiture of unvested restricted common stock	(231)	—	—	—	—	—
Vesting of restricted stock units	269	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	33	—	—	33
Unrealized loss on marketable debt securities	—	—	—	(65)	—	(65)
Stock-based compensation	—	—	9,324	—	—	9,324
Net loss	—	—	—	—	(67,992)	(67,992)
Balance as of March 31, 2025	161,748	$16	$1,243,564	$(3)	$(1,015,213)	$228,364

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	158,832	$16	$1,172,570	$(76)	$(703,434)	$469,076
Issuance of common stock upon exercise of stock options	525	—	1,845	—	—	1,845
Vesting of restricted common stock	—	—	41	—	—	41
Unrealized loss on marketable debt securities	—	—	—	(72)	—	(72)
Stock-based compensation	—	—	7,373	—	—	7,373
Net loss	—	—	—	—	(53,721)	(53,721)
Balance as of March 31, 2024	159,357	$16	$1,181,829	$(148)	$(757,155)	$424,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(67,992)	$(53,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,324	7,373
Non-cash operating lease expense	877	791
Depreciation and amortization	157	158
Net accretion of investments in marketable securities	(1,289)	(1,147)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	966	7,351
Accounts payable	(2,255)	1,155
Accrued liabilities	1,679	(4,113)
Operating lease liabilities	(915)	(802)
Net cash used in operating activities	(59,448)	(42,955)
Investing activities:
Purchases of marketable securities	(44,385)	(185,804)
Cash paid for acquisition of assets	—	(775)
Proceeds from maturities of marketable securities	88,545	36,578
Net cash provided by (used in) investing activities	44,160	(150,001)
Financing activities:
Proceeds from exercise of stock options	—	1,845
Net cash provided by financing activities	—	1,845
Net change in cash and cash equivalents and restricted cash	(15,288)	(191,111)
Cash and cash equivalents and restricted cash at beginning of year	143,361	375,251
Cash and cash equivalents and restricted cash at end of period	$128,073	$184,140
Components of cash and restricted cash:
Cash and cash equivalents	$126,860	$182,927
Restricted cash	1,213	1,213
Total cash and cash equivalents and restricted cash	$128,073	$184,140

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

The Company is a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. The Company’s therapeutic pipeline currently consists of seven neuroscience programs that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. The Company’s most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), which the Company believes has the potential to provide significant advantages relative to the standard of care, if approved. Navacaprant is being investigated in the KOASTAL pivotal Phase 3 program, evaluating navacaprant monotherapy in patients with moderate to severe MDD. The Company’s next most advanced product candidate is NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (V1aR) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (AD). The Company is advancing a Phase 1b signal-seeking study investigating NMRA-511 initially in healthy elderly adult participants and then people with agitation associated with dementia due to AD. The Company’s M4 positive allosteric modular (PAM) franchise comprises multiple novel compounds that each have different chemical composition and what the Company believes are optimal pharmacological properties, which have demonstrated robust activity in preclinical efficacy models and high selectivity for the M4 receptor subtype.

As of March 31, 2025, the Company has devoted a significant portion of its financial resources and efforts to building its organization, acquiring technologies and companies, executing clinical and preclinical studies, conducting research and development, identifying and developing potential product candidates, building its precision neuroscience tools, organizing and staffing the Company, business planning, establishing, maintaining and protecting its intellectual property portfolio, raising capital and providing general and administrative support for these operations. The Company has not generated revenue from the sale of products.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and as of March 31, 2025, had an accumulated deficit of $1,015.2 million. As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $249.4 million, which are available to fund future operations. The Company believes that its existing cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to support operations for at least the next 12 months from the date these condensed consolidated financial statements are issued.

The Company expects to incur additional losses in the future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, enhances its precision neuroscience approach and programs, expands its product pipeline, potentially seeks regulatory approval, prepares for potential commercialization, as well as hires additional personnel, protects its intellectual property and potentially grows its business. The Company will need to raise additional capital to support its continuing operations and pursue its long-term business plan, including to complete the development and commercialization of its product candidates, if approved. Such activities are subject to significant risks and uncertainties, including clinical failure which can impact the Company’s ability to secure additional funding. The Company expects to finance its cash needs through a combination of public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties, or other sources of financing. However, there is no guarantee that any of these financing or opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2025, condensed consolidated statements of operations and comprehensive loss, statement of stockholders’ equity (deficit) for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025.

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

Risks and Uncertainties

The Company is subject to certain risks and uncertainties, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on future financial position or results of operations: the Company's ability to successfully develop, manufacture, and market any approved products; the Company's ability to obtain regulatory approval from the U.S. Food and Drug Administration or foreign regulatory agencies prior to any commercial sales; new technological innovations; dependence on key personnel, protection of intellectual property; compliance with governmental regulations; uncertainty of market acceptance of any approved products; product liability; and the need to obtain additional financing.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Emerging Growth Company Status

The Company was an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) until December 31, 2024. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has evaluated whether any accounting standards which it previously delayed adopting would have a material impact to the consolidated financial statements or disclosures and concluded that there is no such material impact.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board, or FASB, issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact of the standard on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. We are currently evaluating the disclosure requirements related to this new standard.

In December 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (ASU 2023-09), which requires issuers to make additional disclosures on an annual basis related to specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis, and disclose additional information about income taxes paid as well as other disaggregated disclosures. ASU 2023-09 will be effective for the Company as of January 1, 2025 for annual periods. The Company is evaluating the impact of this ASU on its condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$76,347	$—	$—	$76,347
Total cash equivalents	$76,347	$—	$—	$76,347
Marketable securities:
Commercial paper	80,630	4	(7)	80,627
Certificates of deposit	607	—	—	607
U.S. government securities	26,969	1	—	26,970
Corporate debt securities	14,290	2	(3)	14,289
Total marketable securities	122,496	7	(10)	122,493
Total cash equivalents and marketable securities	$198,843	$7	$(10)	$198,840

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	30,875	6	—	30,881
Total cash equivalents	$125,286	$6	$—	$125,292
Marketable securities:
Commercial paper	$61,374	$11	$(2)	$61,383
Certificates of deposit	$1,918	$—	$—	$1,918
U.S. government securities	74,411	36	(3)	74,444
Corporate debt securities	27,671	17	(3)	27,685
Total marketable securities	165,374	64	(8)	165,430
Total cash equivalents and marketable securities	$290,660	$70	$(8)	$290,722

As of March 31, 2025, the Company has not realized any material gains or losses on its marketable securities, including any impairment charges on its securities related to expected credit losses. As of March 31, 2025, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at March 31, 2025 (see Note 4).

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$76,347	$—	$—	$76,347
Marketable securities:
Commercial paper	—	80,627	—	80,627
Certificates of deposit	—	607	—	607
U.S. government securities	26,970	—	—	26,970
Corporate debt securities	—	14,289	—	14,289
Total assets measured at fair value	$103,317	$95,523	$—	$198,840

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	—	30,881	—	30,881
Marketable securities:
Commercial paper	—	61,383	—	61,383
Certificates of deposit	—	1,918	—	1,918
U.S. government securities	74,444	—	—	74,444
Corporate debt securities	—	27,685	—	27,685
Total assets measured at fair value	$168,855	$121,867	$—	$290,722

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

5. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Accrued clinical trial and preclinical costs	$11,482	$11,606
Accrued research and development services ($6.3 million and nil million due to related party in 2025 and 2024, respectively)	6,250	—
Compensation and benefits	6,159	9,975
Professional services	1,972	2,686
Other	409	326
Total accrued liabilities	$26,272	$24,593

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Acquisitions of Assets

BlackThorn Therapeutics, Inc.

In June 2020, the Company entered into an agreement and plan of merger (BlackThorn Merger Agreement) to acquire all of the equity interests of BlackThorn Therapeutics, Inc. (BlackThorn), which became effective in September 2020. The Company acquired BlackThorn for its in-process research and development programs, including an antagonist of the kappa opioid receptor (navacaprant (NMRA-140)) for the treatment of MDD and an antagonist of the vasopressin 1a receptor (NMRA-511) for the treatment of agitation in AD. The Company also gained access to a cloud-based computational psychiatry and data platform that was being developed to support drug target identification, patient stratification and objective clinical trial endpoints. Both navacaprant and NMRA-511 were exclusively licensed to BlackThorn by The Scripps Research Institute (TSRI). The acquisition was accounted for as an acquisition of assets.

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. None of the BlackThorn Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. The Company settled the Phase 3 navacaprant dosing milestone in December 2023 by issuing 6,072,445 shares of its common stock based on the volume weighted average price per share prior to the date the milestone was met and paying cash of $2.3 million to the former stockholders of BlackThorn and participants in the carveout plan (discussed below). As a result, the Company recognized $60.8 million in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones. None of the other Blackthorn Milestones have been achieved and no such amounts were deemed due or payable as of March 31, 2025.

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

The Company settled the Phase 3 navacaprant dosing milestone in December 2023. The Company recognized contingent consideration related to Vested Carveout Units, which was included in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones as described above. In addition, the Company recognized and paid $1.8 million in compensation related to the BlackThorn Carveout Units that were a compensatory arrangement in 2023. None of the other BlackThorn Milestones had been achieved and no such amounts were deemed due or payable as of March 31, 2025.

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

The total upfront consideration transferred to Amgen of 20.0 million shares of the Company’s Series A-2 convertible preferred stock, with an acquisition date fair value of $157.0 million was allocated to the Amgen IPR&D Assets and expensed in 2021.

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the Amgen Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of March 31, 2025, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets, which was immediately recognized as acquired in-process research and development expense in the condensed consolidated statement of operations and comprehensive loss as it was determined to have no alternative future use as of the acquisition date. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the Vanderbilt Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. In October 2023, a $2.0 million Vanderbilt Milestone was achieved and settled in cash in November 2023 and was recognized in acquired in-process research and developed expenses in the fourth quarter

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

of 2023. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of March 31, 2025.

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

7. Commitments and Contingencies

Indemnification

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend an indemnified party for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company has also entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers to the fullest extent permitted by Delaware law. The Company currently has directors’ and officers’ insurance.

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

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage in the mid-single digits of any sublicensing revenues the Company receives. In October 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of March 31, 2025.

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

In return for Amgen performing research and development activities under the agreement, the Company committed to making non-refundable, non-creditable quarterly payments over the first two years totaling $50.0 million and for the third year $12.5 million. As of March 31, 2025 and December 31, 2024, the Company was obligated to pay Amgen $6.3 million and nil, respectively, under the Amgen Collaboration Agreement, which was recorded within current liabilities on the condensed consolidated balance sheets. The Company recorded $6.3 million and nil of research and development expenses during the three months ended March 31, 2025 and 2024, respectively.

The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024. On May 1, 2025 the Company made a final payment of $6.3 million to Amgen under the Amgen Collaboration Agreement for research and development activities. The parties agree that this is the final amount due under the agreement.

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

In return for Vanderbilt performing research and development activities under the agreement, the Company agreed to make payments for research up to a total of $0.6 million. The term of the agreement ended in March 2025. In addition, the Company also has an exclusive option to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research (see Note 6).

Parkinson’s Research Ventures Funding Agreement

In March 2024, the Company entered into a research funding agreement with Parkinson’s Research Ventures Limited (PRV), pursuant to which PRV agreed to provide the Company funding up to a total of $2.6 million in two tranches to carry out preclinical research and development activities related to the Company’s NLPR3 program.

The first tranche was due upon execution of the agreement and was received in March 2024, for $1.1 million. The Company notified PVB of a successful drug candidate nomination, the trigger for the second tranche of funding, in December 2024 and received payment of $1.5 million in January 2025.

The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra-R&D expense as project costs are incurred. $0.2 million and nil of costs were incurred during the three months ended March 31, 2025 and 2024. Upon achievement of certain development, regulatory or commercial trigger events, the Company agreed to pay PRV in aggregate an amount equal to no more than four times the funding provided by PRV, i.e., a maximum repayment amount of up to £8.4 million. The trigger event payments meet the derivative scope exception under ASC 815 Derivatives and Hedging, and therefore do not need to be bifurcated and separately accounted for.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

9. Stockholders’ Equity

Preferred Stock

The Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There were no shares of preferred stock issued and outstanding as of March 31, 2025.

Common Stock

Common stock outstanding in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of March 31, 2025 includes 136,920 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services. Common stock reserved for future issuance consisted of the following:

March 31, 2025
(in thousands)
Shares reserved for options and restricted stock units issued under the equity plans	25,187
Shares reserved for future issuance under the equity plans	18,389
Shares reserved for future issuance under the employee stock purchase plan	4,681
Total	48,257

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 6). In December 2023, 6,072,445 shares of common stock were issued related to BlackThorn Merger Agreement upon achievement of the Phase 3 navacaprant dosing milestone that was met in October 2023. As of March 31, 2025, no shares have been reserved for potential future issuances as no other BlackThorn Milestones have been achieved.

10. Stock-Based Compensation

Equity Plans

2023 Equity Incentive Plan

In September 2023, the Company adopted the 2023 Equity Incentive Plan (2023 Plan). The 2023 Plan provides for the grant of stock options, restricted stock awards, restricted stock unit awards, and other stock-based awards to employees, directors, and non-employee service providers of the Company. The 2023 Plan replaced the Company’s 2020 Equity Incentive Plan (“2020 Plan” and together with the 2023 Plan, Plans). The Company no longer grants stock options or other awards under its 2020 Plan, but any stock options outstanding under the 2020 Plan remain outstanding and effective in accordance with their terms. Awards granted under the 2023 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period although may be granted with different vesting terms.

The 2023 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 5% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2025, the number of shares of common stock available for issuance under the 2023 Plan increased by 8,085,495 shares as a result of the automatic increase provision of the 2023 Plan.

2023 Employee Share Purchase Plan

In September 2023, the Company adopted the 2023 Employee Share Purchase Plan (ESPP). The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the ESPP through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning or end of the offering period. On January 1, 2025, the number of shares of common stock available for issuance under the ESPP increased by 1,617,099 shares as a result of the automatic increase provision of the ESPP. No shares were issued under the ESPP during the year the three months ended March 31, 2025.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2024	13,927	$9.20	7.8	$44,953
Granted	11,995	1.68
Exercised	—	—
Canceled and forfeited	(2,166)	8.16
Expired	(121)	3.58
Outstanding as of March 31, 2025	23,635	$5.51	8.9	$—
Exercisable as of March 31, 2025	6,490	$7.54	7.6	$—

The stock option activity table above excludes options to purchase 446,068 shares of common stock that were originally granted with market conditions to one of the Company’s executives.

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

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2024	371	$10.82	1,441	$17.32
Granted	—	—	—	—
Vested	(29)	11.50	(269)	18.07
Forfeited and expired	—	—	—	—
Cancelled	(231)	8.87	(66)	18.07
Outstanding and unvested as of March 31, 2025	111	$14.67	1,106	$17.08

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$3,748	$2,812
General and administrative	5,576	4,561
Total stock-based compensation	$9,324	$7,373

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2025, there was $73.6 million and $18.3 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, including stock options and restricted common stock for which achievement of milestones was not probable, which were expected to be recognized over a weighted-average remaining service period of 2.6 years and 2.0 years, respectively.

11. Segment Reporting

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Program expenses
Navacaprant (NMRA-140) program	$(24,493)	$(24,319)
M4 PAM programs	(2,882)	(3,524)
NMRA-511 program	(2,580)	(1,887)
Preclinical programs	(1,002)	(2,409)
Research and development personnel-related costs	(12,326)	(10,875)
General and administrative expense	(18,785)	(14,317)
Interest income	3,074	6,365
Other segment items(1)	(8,998)	(2,755)
Net loss	$(67,992)	$(53,721)

(1) Includes other research and development costs, provision for income taxes, and other income (expense).

12. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net loss	$(67,992)	$(53,721)
Denominator:
Weighted-average common shares outstanding, basic and diluted	161,451	157,943
Net loss per share, basic and diluted	$(0.42)	$(0.34)

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2025	2024
	(in thousands)
Common stock options and restricted stock units	25,187	17,084
Early exercised stock options subject to future vesting	26	55
Unvested restricted stock awards	111	650
Performance restricted stock (with performance conditions to be established)	—	255
Employee stock purchase plan	272	—
Total	25,596	18,044

13. Related Party Transactions

As of March 31, 2025 and December 31, 2024, the Company was obligated to pay Amgen $6.3 million and nil, respectively, under the Amgen Collaboration Agreement, which was recorded within current liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2025 and 2024, the Company recorded $6.3 million and nil, respectively, of research and development expenses with Amgen.

14. Subsequent Event

On May 9, 2025 (the “Closing Date”) the Company, entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) that provides up to $125.0 million principal in term loans (the “Term Loans”) over four tranches. The first tranche consists of up to $40.0 million with $20 million funded on the Closing Date and an option for an additional $20 million at the Company’s request through December 31, 2025. The second tranche commitment of $20.0 million is available to be drawn at the Company’s option through September 30, 2026, subject to the achievement of certain clinical and regulatory milestones and receipt of not less than $175.0 million in net cash proceeds from certain financing activities, with at least $150.0 million from an equity financing. A third tranche commitment of $15.0 million is available to be drawn at the Company’s option from December 1, 2027 through December 31, 2027, subject to certain regulatory approvals. A fourth and final tranche commitment of up to $50 million is available subject to K2HV’s review of certain information from the Company and discretionary approval by the Lenders.

The Term Loan matures on May 1, 2029, and the Company is obligated to make interest only payments for the first 36 months, or 48 months if the second tranche is funded, and then interest and principal payments for the next 12 months. The Term Loan bears a variable interest rate equal to the greater of (i) 10.45%, and (ii) the sum of (A) the prime rate as quoted in The Wall Street Journal and (B) 2.95%.

Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than certain intellectual property assets. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions.

Beginning January 1, 2026, the Company is subject to a minimum liquidity covenant. Depending on the Company’s achievement of milestones and/or exceeding a specified market capitalization, the minimum liquidity amount will be one of the following: (i) four months cash runway, (ii) 50% of the outstanding obligations under the Loan Agreement, (iii) 105% of the outstanding obligations under the Loan Agreement or (iv) waived (i.e., zero).

The Company may prepay, at its option, all, but not less than all, of the Term Loan then outstanding plus the accrued and unpaid interest on the portion of principal so repaid, subject to a prepayment premium and end of term fee. K2HV may elect prior to the full repayment of the term loans to convert up to $10.0 million of outstanding principal of the term loans into shares of the Company’s common stock, at a conversion price of the lesser of $0.8774 per share and the lowest effective price per share of the Company’s next equity financing. There will be no prepayment penalty for any principal amount converted into common stock.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company granted K2HV the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of the Company’s capital stock subject to certain exceptions and conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 3, 2025. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involves risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those discussed in the forward-looking statements as a result of several factors including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. We have rapidly scaled our therapeutic pipeline, which currently consists of seven neuroscience programs, including two clinical programs, that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. Our most advanced product candidate, navacaprant (NMRA-140), is a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), which we believe has the potential to provide significant advantages relative to the standard of care, if approved. Navacaprant is being investigated in the KOASTAL pivotal Phase 3 program, evaluating navacaprant monotherapy in patients with moderate to severe MDD. We expect to report topline data from KOASTAL-3 in the first quarter of 2026 and KOASTAL-2 in the second quarter of 2026. Our next most advanced product candidate is NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (V1aR) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (AD). We are advancing a Phase 1b signal-seeking study investigating NMRA-511 initially in healthy elderly adult participants and then people with agitation associated with dementia due to AD, and we expect to report data from this study around the end of 2025. Our M4 positive allosteric modular (PAM) franchise comprises multiple novel compounds that each have different chemical composition and what we believe are optimal pharmacological properties, which have demonstrated robust activity in preclinical efficacy models and high selectivity for the M4 receptor subtype. We expect to progress an M4 PAM into the clinic in mid-2025.

As shown in the table below, our current pipeline includes seven programs, two of which are in clinical development and five of which are in preclinical development.

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

Strategic License and Research and Collaboration Agreements

We have assumed license arrangements with certain third parties as a result of our acquisitions and have entered into several additional license, research and collaboration agreements with various parties. For details regarding these agreements, see Note 8 –Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At our sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of our common stock, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In December 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of March 31, 2025, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. As of March 31, 2025, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

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

Results of Operations

For the Three Months Ended March 31, 2025 and 2024

The following table summarizes our result of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change

Operating expenses:
Research and development	$52,151	$45,757	$6,394
General and administrative	18,785	14,317	4,468
Total operating expenses	70,936	60,074	10,862
Loss from operations	(70,936)	(60,074)	(10,862)
Other income (expense):
Interest income	3,074	6,365	(3,291)
Other income (expense), net	(25)	(12)	(13)
Total other income	3,049	6,353	(3,304)
Net loss before income taxes	(67,887)	(53,721)	(14,166)
Provision for income taxes	105	—	105
Net loss	$(67,992)	$(53,721)	$(14,271)

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Three Months Ended March 31,
	2025	2024	Change

Direct external program expenses:
Navacaprant (NMRA-140) program	$24,493	$24,319	$174
M4 PAM programs	2,882	3,524	(642)
NMRA-511 program	2,580	1,887	693
Preclinical programs	1,002	2,409	(1,407)
Internal and unallocated expenses:
Personnel-related costs	12,326	10,875	1,451
Other costs	8,868	2,743	6,125
Total research and development expenses	$52,151	$45,757	$6,394

Research and development expenses increased by $6.4 million, or 14%, to $52.2 million for the three months ended March 31, 2025, from $45.8 million for the three months ended March 31, 2024 primarily due to the final $6.3 million of costs incurred under the Amgen Collaboration Agreement. Direct external program expenses decreased by $1.2 million, primarily due to a decrease in pre-clinical program research. Internal and unallocated expenses increased by $7.6 million, primarily due to an increase in external research and development activities of $6.1 million, attributable to the final costs incurred under the Amgen Collaboration Agreement and an increase in personnel related costs of $1.5 million, primarily attributable to an increase in stock-based compensation and a one time bonus payment for a key executive.

General and Administrative Expenses

General and administrative expenses increased by $4.5 million, or 31%, to $18.8 million for the three months ended March 31, 2025, from $14.3 million for the three months ended March 31, 2024 primarily attributable to higher personnel-related costs, including severance pay and one time bonus payments for key executives of $2.0 million and increased stock-based compensation expense of $1.0 million.

Interest Income

Interest income decreased by $3.3 million to $3.1 million for the three months ended March 31, 2025 from $6.4 million for the three months ended March 31, 2024, which was attributable to less interest earned on our lower balances in cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had $249.4 million of cash, cash equivalents and marketable securities. Prior to our IPO we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes and raised gross cash proceeds of over $600 million including from the sale of convertible preferred stock, borrowings pursuant to convertible promissory notes and cash acquired in our acquisitions of assets. In September, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. Since our IPO, in October 2024 we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (ATM) with Leerink as the sales agent. We received aggregate net proceeds of $13.7 million under the ATM after deducting commissions and offering expenses of $0.8 million during the year ended December 31, 2024. There were no sales under the ATM during the three months ended March 31, 2025.

Since our inception, we have not generated any revenue from the sale of products and we have incurred significant net losses, which are primarily attributable to acquired intangible in-process research and development intangible asset (IPR&D) costs pursuant to our acquisitions, which occurred in 2020 and were accounted for as an acquisition of assets, and negative cash flows from operations. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach, programs, and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As of March 31, 2025, we had an accumulated deficit of $1,015.2 million.

Future Funding Requirements

We expect our expenses and operating losses will increase substantially over the foreseeable future as we continue our research and development efforts, advance our product candidates through clinical and preclinical development, enhance our precision neuroscience approach and programs, expand our product pipeline, seek regulatory approval, prepare for commercialization, as well as hire additional personnel and protect our intellectual property. Furthermore, since our IPO, we have incurred and will continue to incur additional costs associated with being a public company. Our net losses may fluctuate significantly from period to period, depending on the factors described below. We are subject to the risks typically related to the development of new products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The expected increase in expenses will be driven in large part by our ongoing activities, and our future capital requirements will depend on many factors, including:

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
•
the effect of macroeconomic trends including tariffs, trade controls, inflation and rising interest rates;
•
addressing any potential supply chain interruptions or delays, including those related to geopolitical issues;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in business, products and technologies.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of the condensed consolidated financial statements. However, we anticipate that we will need to raise additional financing in the future to fund our operations and pursue our long-term business plan, including the development and commercialization of our product candidates, if approved. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. We expect to continue to expend significant resources for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(59,448)	$(42,955)
Investing activities	44,160	(150,001)
Financing activities	—	1,845
Net change in cash and cash equivalents and restricted cash	$(15,288)	$(191,111)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $59.4 million, which consisted of a net loss of $68.0 million and a change in our net operating assets and liabilities of $0.5 million, partially offset by noncash charges of $9.1 million. The change in our net operating assets and liabilities primarily resulted from an a decrease in accounts payable of $2.3 million due to the timing of our accounts payable and a decrease in current operating lease liabilities of $0.9 million due to the upcoming expiration of our office and lab lease agreement, partially offset by a decrease in prepaid expenses and other current assets of $1.0 million due to less interest receivable on our cash and marketable securities and an increase in accrued liabilities of $1.7 million related to our ongoing clinical trials. The noncash charges primarily consisted of $9.3 million of stock-based compensation, $$0.9 million of noncash operating lease expense, partially offset by $1.3 million on of net accretion of discounts on marketable securities.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $44.2 million, which primarily consisted of $88.6 million in proceeds from maturities of marketable securities, partially offset by $44.4 million in purchases of marketable securities.

Net cash used in investing activities for the three months ended March 31, 2024 was $150.0 million, which primarily consisted of $185.8 million in purchases of marketable securities, partially offset by $36.6 million in proceeds from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $1.8 million, which consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

As of March 31, 2025, our contractual obligations and commitments relate primarily to our operating lease for our office and laboratory facilities located in Massachusetts with a noncancelable lease term expiring in June 2025.

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

Critical Accounting Estimates

Our management’s discussion and analysis of the financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles (GAAP). The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Our estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates from those described under in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2024 Annual Report on Form 10-K filed with the SEC on March 3, 2025.

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

We elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the date we lost emerging growth company status. As a result, our condensed consolidated financial statements may or may not be comparable to companies that comply with new or revised accounting pronouncements as of public companies’ effective dates.

We were also a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended (Exchange Act) until December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and marketable securities of $249.4 million as of March 31, 2025. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates.

Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

We contract with vendors in foreign countries. As such, we have exposure to adverse changes in exchange rates of foreign currencies associated with our foreign transactions. We believe this exposure to be immaterial. We do not hedge against this exposure to fluctuations in exchange rates.

We do not believe that our cash, cash equivalents and marketable securities have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents and marketable securities that are in excess of federally insured limits at one or more financial institutions.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 6, 2025, a purported stockholder of the Company filed a lawsuit against us, certain executive officers, and certain underwriters in the United States District Court for the Southern District of New York (Case No. 1:25-cv-01072). The complaint is a putative class action alleging violations of the Securities Act of 1933, as amended (Securities Act) related to our initial public offering on September 15, 2023. The plaintiff seeks compensatory damages, as well as fees and costs. The complaint claims that our offering documents contained false and misleading statements and omitted material facts about the prospects of navacaprant. We do not believe these allegations have merit and intend to move to dismiss.

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

Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital

We are a clinical stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future. We expect that it will be several years before we have a commercialized product and generate revenue from product sales, if at all. Our net loss was $68.0 million and $53.7 million for three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1,015.2 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

Because of the numerous risks and uncertainties associated with biopharmaceutical and biotechnology products and drug development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA or comparable foreign regulatory authorities to perform studies in addition to those we currently anticipate, or if there are any delays in commencing or completing our clinical trials or the development of any of our product candidates, our expenses could increase and commercial revenue could be further delayed and become more uncertain, which will have a material adverse impact on our business.

Our substantial contingent consideration and related obligations from our acquisitions of assets and license and collaboration agreements may result in dilution to our stockholders, may be a drain on our cash resources, or may cause us to incur debt obligations to satisfy the payment obligations.

In connection with our acquisitions of assets in late 2020, we entered into arrangements whereby the former stockholders of those companies are entitled to substantial contingent consideration payments upon the occurrence of certain events. For example, in connection with our acquisition of BlackThorn Therapeutics, Inc. (BlackThorn), a privately held company, the former BlackThorn stockholders are entitled to contingent consideration (i) with respect to navacaprant (NMRA‑140), in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, which was primarily settled by issuing unregistered shares of our common stock in December 2023, and sales‑based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA‑511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million and sales‑based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestone Payments). With the exception of one development milestone in the amount of $10.0 million that is required to be settled in cash, the remaining BlackThorn Milestone Payments may be settled in cash or shares of our equity, or a combination of both, at our sole discretion. In connection with the BlackThorn acquisition, we also became obligated under its license agreement with The Scripps Research Institute (TSRI) for, among other obligations, development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each of the TSRI programs and commercial milestone payments of up to $3.5 million in aggregate for each occurrence.

Under the terms of our September 2021 license agreements with Amgen, we are obligated to pay Amgen up to an aggregate of $720.0 million in commercial milestone payments upon the achievement of certain sales thresholds and single digit royalties on potential annual worldwide net sales related to the CK1δ or glucocerebrosidase (GCase) programs. In addition, under the collaboration agreement with Amgen, we committed to making quarterly payments to Amgen for their collaboration activities over three years totaling $62.5 million.

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

We are a clinical‑stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. Since our inception in November 2019, we have devoted substantially all of our resources and efforts to building our organization, acquiring technologies and companies, executing preclinical studies and clinical trials, conducting research and development, identifying and developing potential product candidates, building our precision neuroscience tools, organizing and staffing our company, business planning, establishing, maintaining and protecting our intellectual property portfolio, raising capital and providing general and administrative support for these operations. All of our product candidates are in either clinical development or in preclinical stages of development, and we have not yet demonstrated our ability to successfully complete any late‑stage or registrational/pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from period to period due to a variety of factors, many of which are beyond our control. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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
•
the effect of macroeconomic trends including inflation, tariffs, trade controls, and interest rates;
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

Our ability to generate revenue from sales of any of our approved product candidates, which we do not expect will occur for at least the next several years, if at all, depends heavily on the successful identification, development, regulatory approval and eventual commercialization of any product candidates, any of which may never occur. We have never generated revenue from sales of any products, and we may never be able to develop, obtain regulatory approval for, or commercialize, a marketable product. All of our product candidates will require significant clinical development, regulatory approval, establishment of sufficient manufacturing supply, including commercial manufacturing supply, and may require us to build a commercial organization and make substantial investment and significant marketing efforts before we generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates.

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

Drug development in the field of brain diseases, and neuropsychiatric disorders and neurodegenerative diseases in particular, has seen very limited success historically. We estimate over $110 billion has been spent on neuroscience research and development since 2019 in the United States alone, representing approximately 33% of all disease‑specific spending. However, only approximately 12% of all new therapies approved during this time period have been for the treatment of brain diseases. From 2011 to 2020, clinical development success rates for new drug candidates that employed patient selection biomarkers were approximately 16% compared to approximately 8% for patients without patient selection biomarkers according to the Biotechnology Innovation Organization; however, clinical success depends on a number of factors and employing a patient selection biomarker approach does not guarantee that our product candidates will be approved and commercialized. Developing a product candidate for treatment of these brain diseases is extremely difficult and subjects us to a number of unique challenges, including obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

As of March 31, 2025 we had 103 full‑time employees. We will continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to the complexity in managing a company that has scaled very quickly, we may not be able to scale our headcount and operations effectively to manage the expansion of our product pipeline or recruit and train the necessary additional personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our approach represents an aggregation of innovation and assets from multiple companies and academic institutions, including BlackThorn, Amgen, TSRI and Vanderbilt. Further, a key component of our strategy is to acquire and in‑license assets and technologies to support the growth of our product pipeline and to enhance our Precision Toolbox of translational neuroscience tools, methods, and data science capabilities. As such, we actively evaluate various strategic transactions on an ongoing basis. We may acquire other assets, businesses, products or technologies, as well as pursue joint ventures or investments in complementary businesses. The success of our strategic transactions and any future strategic transactions depends on the risks and uncertainties involved including:

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, less than one year following the acquisition of Propellex Bio, Inc. (Propellex) in 2020, we terminated and are no longer developing the program we acquired from Propellex. Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

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

Our ability to execute on our drug development strategy depends in part on our ability to enhance and improve our precision neuroscience approach. As part of this approach, we interrogate public, partnered and proprietary datasets across neuropsychiatric and neurodegenerative diseases, currently encompassing genetic, imaging, electroencephalogram, digital and clinical data. We rely on these datasets and data analytics for identifying or validating some of our biomarker‑target relationships. The success of our precision neuroscience approach and any enhancement to our approach depends on several factors, including access to and generation of additional multimodal patient datasets, whether public, partnered or proprietary, development of more advanced proprietary machine learning capabilities and increased computational storage and processing capacity. If we are unable to access additional datasets or they are not available on acceptable terms, or if we are otherwise unsuccessful in enhancing our approach, we may be limited in our precision neuroscience capabilities and not be able to fully utilize a precision neuroscience drug development strategy.

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

We outsource substantially all of the technological infrastructure relating to our hosted platforms to third‑party hosting services, such as Amazon Web Services. We have no control over any of these third parties, and while we attempt to reduce risk by minimizing reliance on any single third party or its operations, we cannot guarantee that such third‑party providers will not experience system interruptions, outages or delays, or deterioration in their performance. We need to be able to access our computational platform at any time, without interruption or degradation of performance. Our hosted platform depends on protecting the virtual cloud infrastructure hosted by third‑party hosting services by maintaining its configuration, architecture, features, and interconnection specifications, as well as protecting the information stored in these virtual data centers, which is transmitted by third‑party Internet service providers. We have experienced and expect that in the future we may again experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Any limitation on the capacity of our third‑party hosting services could adversely affect our business, financial condition, and results of operations. In addition, any incident affecting our third‑party hosting services’ infrastructure that may be caused by cyber‑attacks, natural disasters, fire, flood, severe storm, earthquake, power loss, telecommunications failures, terrorist or other attacks, and other disruptive events beyond our control could negatively affect our hosted platforms. A prolonged service disruption affecting our hosted platforms could damage our reputation or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third‑party hosting services we use.

In the event that our service agreements with our third‑party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our platforms as well as significant delays and additional expense in arranging or creating new facilities and services and/or re‑architecting our hosted platforms for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition, and results of operations.

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

Clinical trials must be conducted in accordance with the FDA’s and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

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

It is currently unclear to what extent the United Kingdom (UK) will seek to align its regulations with the European Union (EU). The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we or any collaborator for such product candidate must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective in humans. Before an investigational new drug (IND) can be submitted to the FDA and become effective, which is a prerequisite for conducting clinical trials on human subjects in the United States, a product candidate must successfully progress through extensive preclinical studies, which include preclinical laboratory testing, animal studies, and formulation studies, certain of which must be conducted in accordance with GLP. We cannot be certain of the timely completion or outcome of any preclinical studies. We also cannot predict if the FDA or comparable foreign regulatory authorities will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. Additionally, we cannot be sure that we will be able to submit INDs or similar applications with respect to our product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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

Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval of the product candidate, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects or patients who should not use our product candidates.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, reductions in staffing, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. Further, during the COVID 19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points.

Separately, during the COVID‑19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points, and more recently there have been FDA staff cuts under the Trump administration. If a prolonged government shutdown occurs, or if funding shortages, staffing reductions or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs and devices that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (CMS), information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;
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

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which already has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, the IRA marks the most significant action by Congress with respect to the biopharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the biopharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Additionally, individual states in the United States have passed legislation and implemented regulations designed to control biopharmaceutical product pricing and costs. Similar developments have occurred outside of the United States, including in the EU where healthcare budgetary constraints have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. To obtain reimbursement or pricing approval in some EU member states, we may be required to conduct studies that compare the cost‑effectiveness of our product candidates to other therapies that are considered the local standard of care.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third‑party payors, such as government authorities, private health insurers, and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost‑effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the relatively early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of coverage and reimbursement. Increasingly, the third‑party payors who reimburse patients or healthcare providers are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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

Furthermore, the Federal Trade Commission (FTC) also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5 of the Federal Trade Commission Act (FTC Act). Even when HIPAA does not apply, according to the FTC violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (CJEU) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case‑by‑case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (DPF) rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self‑certified under the DPF. On October 12, 2023, the UK Extension to the DPF also came into effect (as approved by the UK Government), as data transfer mechanism to U.S. entities self-certified under the DPF. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. These laws and regulations may apply, not only to us, but also to vendors that store or otherwise process data on our behalf, such as information technology vendors. If such a vendor misuses data we have provided to it, or fails to safeguard such data, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions, as well as adverse publicity and a potential loss of business.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies entered into force in the United States and the EU in 2024. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For instance, California enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation. For example, on March 13, 2024, Utah passed the Utah AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and on May 17, 2024, Colorado enacted the Colorado AI Act, which will take effect in February 2026. Further, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.

In Europe, on May 21, 2024, EU legislators approved the EU Artificial Intelligence Act (the EU AI Act), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act entered into force on August 1, 2024 and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed two Directives seeking to establish a harmonized civil liability regime for AI in the EU in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the EU’s existing strict product liability regime. Once fully applicable, the EU AI Act will have a material impact on the way AI is regulated in the EU. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

In January 2024, there was congressional activity, including the introduction of the BIOSECURE Act (H.R. 7085) in the House of Representatives and a substantially similar Senate bill (S.3558). In September 2024, the U.S. House of Representatives passed a version of the BIOSECURE Act (H.R. 8333), however, the Senate did not approve that legislation. If Congress takes up the legislation again and it is passed and enacted into law, the BIOSECURE Act would have the potential to restrict the ability of biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. We do business with companies in China, and it is possible some of our contractual counterparties could be impacted by this legislation.

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

Given the breadth of the application of our precision neuroscience approach, in order to increase our ability to exploit our technologies, we may enter into collaborations and/or strategic partnerships in the future, and we may not realize the anticipated benefits of such collaborations or partnerships. If we are able to enter into such transactions or realize the potential benefits of such transactions, we may be forced to alter or delay our development and commercialization plans.

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

Interference or derivation proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to, or the correct inventorship of, our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation, interference, derivation or other proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time‑consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy‑Smith America Invents Act (Leahy‑Smith Act) signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy‑Smith Act includes provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost‑effective avenues for competitors to challenge the validity of patents. These include allowing third‑party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy‑Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (1) file any patent application related to our product candidates and other proprietary technologies we may develop or (2) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•
negative clinical outcomes or other adverse events related to product candidates being developed by others in the central nervous system (CNS) field;
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
•
general economic conditions, including but not limited to, inflation, tariffs, trade controls, recession risk, low consumer confidence and interest rates;
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
•
impact from pandemics or other public health events, on us or third parties with which we engage; and
•
other events or factors, many of which are beyond our control.

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

If we are unable to maintain the listing of our common stock on the Nasdaq Global Select Market or another reputable stock exchange, the trading price and/or trading volume of our common stock may decline and it may be more difficult for our stockholders to sell their shares.

Our common stock is currently listed for trading on the Nasdaq Global Select Market. One of the requirements for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) is maintenance of a minimum closing bid price of $1.00 per share, and failure to comply with the $1.00 minimum bid price requirement could lead to the delisting of our common stock.

If our common stock is delisted from trading on Nasdaq and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could cause the trading price and/or trading volume of our common stock to decline and make it more difficult for our stockholders to sell their shares:

•
the liquidity of our common stock;
•
the market price of our common stock;
•
our ability to obtain financing for the continuation of our operations;
•
the number of institutional and general investors that will consider investing in our common stock;
•
the number of market makers in our common stock;
•
the availability of information concerning the trading prices and volume of our common stock; and
•
the number of broker-dealers willing to execute trades in shares of our common stock.

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
•
changes in general economic conditions, including but not limited to, inflation, tariffs, trade controls, recession risk, low consumer confidence and interest rates;
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
•
regulatory developments affecting current or future product candidates or those of our competitors; and
•
impact from pandemics or other public health events, on us or third parties with which we engage.

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

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 49% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, certain members of our board of directors were originally designated by our principal stockholders, including Amgen and ARCH Venture Partners. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2025, we had outstanding a total of 161,747,922 shares of common stock and approximately 49% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, approximately 47,261,405 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards (NOLs) and other pre‑change tax attributes (such as research and development tax credits) to offset its post‑change income or taxes may be limited. We may have experienced ownership changes in the past and may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre‑change NOLs and tax credits to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

Global credit and financial markets have experienced extreme volatility and disruptions due to a number of factors including concerns about declines in consumer confidence, declines in economic growth, inflation, tariffs, trade controls, borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the failure of banks, the military conflict in Ukraine, the war between Israel and Hamas and supply chain disruptions. There can be no assurance that future deterioration in global credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive, if at all possible. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We are no longer an “emerging growth company,” and, as a result, we now must comply with increased reporting and disclosure requirements, which may increase our costs.

We no longer qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act and, as a result, are subject to various disclosure and compliance requirements that did not previously apply, such as:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act);
•
the requirement that we adopt new or revised accounting standards when they are applicable to public companies, instead of delaying their adoption until they are applicable to private companies;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding obligatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of emerging growth company status and compliance with these additional requirements will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the trading price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Pursuant to Section 404 of the Sarbanes‑Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting and we are required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, judgmental and require significant documentation, testing and possible remediation.

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if we and/or our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our condensed consolidated financial statements, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include but are not limited to stock‑based compensation and evaluation of acquisitions of assets and other similar transactions as well as clinical trial accruals. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. For example, on February 6, 2025, a purported stockholder of the Company filed a lawsuit against us, certain of our executive officers, and certain underwriters in the United States District Court for the Southern District of New York alleging violations of the Securities Act related to our initial public offering. See the section titled “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information regarding this matter. This litigation could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, results of operations, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiff.

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

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this Quarterly Report on Form 10-Q.

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

+ This certification accompanies the Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neumora Therapeutics, Inc.

Date: May 12, 2025	By:	/s/ Paul L. Berns
	Name:	Paul L. Berns
	Title:	Chief Executive Officer

Date: May 12, 2025	By:	/s/ Michael Milligan
	Name:	Michael Milligan
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)