Form 10-Q
period 2025-06-30
Neumora Therapeutics, Inc.
filed 2025-08-06
CIK 1885522

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41802

NEUMORA THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4367680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
260 Arsenal Place, Suite 1 Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 760-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	NMRA	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 1, 2025, the registrant had 161,945,427 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact to our business from general political conditions, including but not limited to, disruptions in U.S. government operations and funding, geopolitical conflicts such as the war between Russia and Ukraine and ongoing conflicts in the Middle East, and any sanctions or other repercussions that may result therefrom;
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

ii

iii

Part I—Financial Information

Item 1. Financial Statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,523	$142,148
Restricted cash	—	1,213
Short-term marketable securities	93,065	165,430
Prepaid expenses and other current assets	5,321	5,264
Total current assets	222,909	314,055
Property and equipment, net	87	1,140
Operating lease right-of-use assets	531	1,777
Other assets	298	—
Total assets	$223,825	$316,972
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$644	$3,307
Accrued liabilities	20,253	24,593
Early exercise liability, current portion	88	133
Operating lease liabilities, current portion	171	1,853
Total current liabilities	21,156	29,886
Long term debt, net	19,451	—
Operating lease liabilities, noncurrent	339	—
Early exercise liability, net of current portion	—	22
Total liabilities	40,946	29,908
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	1,250,822	1,234,207
Accumulated other comprehensive gain (loss)	(15)	62
Accumulated deficit	(1,067,944)	(947,221)
Total stockholders’ equity	182,879	287,064
Total liabilities and stockholders’ equity	$223,825	$316,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$38,724	$48,628	$90,875	$94,385
General and administrative	15,316	15,194	34,101	29,511
Total operating expenses	54,040	63,822	124,976	123,896
Loss from operations	(54,040)	(63,822)	(124,976)	(123,896)
Other income (expense):
Interest income, net	1,814	5,271	4,888	11,636
Other expense, net	(480)	(24)	(505)	(36)
Total other income	1,334	5,247	4,383	11,600
Net loss before income taxes	(52,706)	(58,575)	(120,593)	(112,296)
Provision for income taxes	25	125	130	125
Net loss	(52,731)	(58,700)	(120,723)	(112,421)
Other comprehensive loss:
Unrealized loss on marketable securities	(12)	(39)	(77)	(111)
Comprehensive loss	$(52,743)	$(58,739)	$(120,800)	$(112,532)
Net loss per share, basic and diluted	$(0.33)	$(0.37)	$(0.75)	$(0.71)
Weighted-average shares outstanding, basic and diluted	161,691	158,984	161,572	158,464

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	161,710	$16	$1,234,207	$62	$(947,221)	$287,064
Forfeiture of unvested restricted common stock	(231)	—	—	—	—	—
Vesting of restricted stock units	269	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	33	—	—	33
Unrealized loss on marketable debt securities	—	—	—	(65)	—	(65)
Stock-based compensation	—	—	9,324	—	—	9,324
Net loss	—	—	—	—	(67,992)	(67,992)
Balance as of March 31, 2025	161,748	$16	$1,243,564	$(3)	$(1,015,213)	$228,364
Issuance of common stock under employee stock purchase plan	97	—	59	—	—	59
Vesting of restricted stock units	102	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	34	—	—	34
Unrealized loss on marketable debt securities	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	7,165	—	—	7,165
Net loss	—	—	—	—	(52,731)	(52,731)
Balance as of June 30, 2025	161,947	$16	$1,250,822	$(15)	$(1,067,944)	$182,879

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2023	158,832	$16	$1,172,570	$(76)	$(703,434)	$469,076
Issuance of common stock upon exercise of stock options	525	—	1,845	—	—	1,845
Vesting of restricted common stock	—	—	41	—	—	41
Unrealized loss on marketable debt securities	—	—	—	(72)	—	(72)
Stock-based compensation	—	—	7,373	—	—	7,373
Net loss	—	—	—	—	(53,721)	(53,721)
Balance as of March 31, 2024	159,357	$16	$1,181,829	$(148)	$(757,155)	$424,542
Issuance of common stock upon exercise of stock options	598	—	2,654	—	—	2,654
Forfeiture of restricted stock subject to repurchase	(5)	—	—	—	—	—
Vesting of restricted common stock	—	—	34	—	—	34
Unrealized loss on marketable debt securities	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	12,768	—	—	12,768
Net loss	—	—	—	—	(58,700)	(58,700)
Balance as of June 30, 2024	159,950	$16	$1,197,285	$(187)	$(815,855)	$381,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(120,723)	$(112,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,489	20,141
Non-cash operating lease expense	1,777	1,603
Depreciation and amortization	176	318
Net accretion of investments in marketable securities	(2,185)	(3,312)
Impairment of held for sale assets	378	—
Non-cash interest expense and amortization of debt issuance costs	303	—
Loss on sale of property and equipment	62	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,111	(2,387)
Accounts payable	(2,663)	745
Accrued liabilities	(4,650)	(2,176)
Operating lease liabilities	(1,873)	(1,624)
Other assets	(54)	—
Net cash used in operating activities	(111,852)	(99,113)
Investing activities:
Purchases of marketable securities	(82,868)	(205,340)
Cash paid for acquisition of assets	—	(775)
Proceeds from maturities of marketable securities	157,341	77,369
Proceeds from sale of property and equipment	84	—
Net cash provided by (used in) investing activities	74,557	(128,746)
Financing activities:
Net proceeds from term loan	18,398	—
Proceeds from exercise of stock options	—	4,499
Proceeds from employee stock purchase plan purchases	59	—
Net cash provided by financing activities	18,457	4,499
Net change in cash and cash equivalents and restricted cash	(18,838)	(223,360)
Cash and cash equivalents and restricted cash at beginning of year	143,361	375,251
Cash and cash equivalents and restricted cash at end of period	$124,523	$151,891
Components of cash and restricted cash:
Cash and cash equivalents	$124,523	$150,678
Restricted cash	—	1,213
Total cash and cash equivalents and restricted cash	$124,523	$151,891
Supplemental disclosure of cash flow information:
Cash paid for interest	$134	$—
Supplemental disclosure of noncash investing and financing activities:
Right-of-use-asset in connection with new operating lease agreement	$532	$—
Operating lease liability in connection with new lease agreement	$505	$—
Debt issuance costs in accounts payable	$136	$—
Proceeds from sale of property and equipment in prepaid expenses and other current assets	$61	$—

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

The Company is a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by taking a fundamentally different approach to the way treatments for brain and centrally mediated diseases are developed. The Company’s therapeutic pipeline currently consists of seven programs that target novel mechanisms of action for a broad range of underserved, prevalent, diseases. The Company is advancing a Phase 3 program for navacaprant, a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), which the Company believes has the potential to provide significant advantages relative to the standard of care, if approved. The Company is also advancing a Phase 1b signal-seeking study with NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (V1aR) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (AD). Additionally, Neumora is advancing a Phase 1 single-ascending dose/multiple-ascending dose (SAD/MAD) study of NMRA-861 in healthy adult participants and adults with stable schizophrenia. NMRA-861 is a highly potent and selective M4 PAM with potential best-in-class pharmacology that Neumora plans to develop for the treatment of schizophrenia and other neuropsychiatric disorders.

As of June 30, 2025, the Company has devoted a significant portion of its financial resources and efforts to building its organization, acquiring technologies and companies, executing clinical and preclinical studies, conducting research and development, identifying and developing potential product candidates, building its precision neuroscience tools, organizing and staffing the Company, business planning, establishing, maintaining and protecting its intellectual property portfolio, raising capital and providing general and administrative support for these operations. The Company has not generated revenue from the sale of products.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and as of June 30, 2025, had an accumulated deficit of $1,067.9 million. As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of $217.6 million, which are available to fund future operations. The Company believes that its existing cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to support operations for at least the next 12 months from the date these condensed consolidated financial statements are issued.

The Company expects to incur additional losses in the future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, expands its product pipeline, potentially seeks regulatory approval, prepares for potential commercialization, as well as hires additional personnel, protects its intellectual property and potentially grows its business. The Company will need to raise additional capital to support its continuing operations and pursue its long-term business plan, including to complete the development and commercialization of its product candidates, if approved. Such activities are subject to significant risks and uncertainties, including clinical failure which can impact the Company’s ability to secure additional funding. The Company expects to finance its cash needs through a combination of public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties, or other sources of financing. However, there is no guarantee that any of these financing or opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

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

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2025, condensed consolidated statements of operations and comprehensive loss, statement of stockholders’ equity (deficit) for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. These estimates form the basis for judgments the Company makes about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company bases its estimates and judgments on historical experience and on various other assumptions that the Company believes are reasonable under the circumstances. These estimates are based on management’s knowledge about current events and expectations about actions the Company may undertake in the future. These judgments, estimates and assumptions are used for, but not limited to, accrued research and development expenses, accounting for acquisitions of assets, fair value of certain assets and liabilities, stock-based compensation, the measurement of right-of-use assets and lease liabilities and related incremental borrowing rate, and uncertain tax positions and the valuation allowance for net deferred tax assets. Actual results may differ from the Company’s estimates.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Debt and Debt Issuance Costs

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability. Debt issuance costs represent fees paid to the lender, legal and other direct costs incurred in connection with the Company’s term loan under the Loan Agreement (defined below). These costs are allocated proportionally based on the principal amount of each term loan tranche.

For term loans that have been drawn or the Company intends to draw, the allocated debt issuance costs are treated as a debt discount and amortized to interest expense using the effective interest method over the life of the term loan and presented as a reduction to the carrying value the loan. Final payment fees are accreted as additional interest expense using the effective interest method. For the outstanding term loan tranches, allocated debt issuance costs are recorded as a deferred asset on the Company’s consolidated balance sheet and amortized on a straight-line basis over the access period of each respective term loan until drawn.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Recent Tax Law Changes

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the U.S. The Act includes significant changes to federal tax law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently evaluating the impact the new tax law will have on its financial position and results of operations. Preliminarily, the Company does not expect the Act to have a material impact on the estimated annual effective tax rate in 2025.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$57,780	$—	$—	$57,780
Commercial paper	990	-	-	990
Total cash equivalents	$58,770	$—	$—	$58,770
Marketable securities:
Commercial paper	68,234	—	(10)	68,224
Certificates of deposit	607	—	—	607
U.S. government securities	11,956	—	(3)	11,953
Corporate debt securities	12,283	—	(2)	12,281
Total marketable securities	93,080	—	(15)	93,065
Total cash equivalents and marketable securities	$151,850	$—	$(15)	$151,835

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	30,875	6	—	30,881
Total cash equivalents	$125,286	$6	$—	$125,292
Marketable securities:
Commercial paper	$61,374	$11	$(2)	$61,383
Certificates of deposit	$1,918	$—	$—	$1,918
U.S. government securities	74,411	36	(3)	74,444
Corporate debt securities	27,671	17	(3)	27,685
Total marketable securities	165,374	64	(8)	165,430
Total cash equivalents and marketable securities	$290,660	$70	$(8)	$290,722

As of June 30, 2025, the Company has not realized any material gains or losses on its marketable securities, including any impairment charges on its securities related to expected credit losses. As of June 30, 2025, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at June 30, 2025 (see Note 4).

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$57,780	$—	$—	$57,780
Commercial paper	—	990	—	990
Marketable securities:
Commercial paper	—	68,224	—	68,224
Certificates of deposit	—	607	—	607
U.S. government securities	11,953	—	—	11,953
Corporate debt securities	—	12,281	—	12,281
Total assets measured at fair value	$69,733	$82,102	$—	$151,835

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	—	30,881	—	30,881
Marketable securities:
Commercial paper	—	61,383	—	61,383
Certificates of deposit	—	1,918	—	1,918
U.S. government securities	74,444	—	—	74,444
Corporate debt securities	—	27,685	—	27,685
Total assets measured at fair value	$168,855	$121,867	$—	$290,722

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

5. Debt

Term Loan

On May 9, 2025 (Closing Date) the Company, entered into a loan and security agreement (Loan Agreement) with K2 HealthVentures LLC (K2HV) that provides up to $125.0 million principal in term loans (Term Loans) over four tranches. The first tranche consists of up to $40.0 million with $20 million funded on the Closing Date and an option for an additional $20 million at the Company’s request through December 31, 2025. The second tranche commitment of $20.0 million is available to be drawn at the Company’s option through September 30, 2026, subject to the achievement of certain clinical and regulatory milestones and receipt of not less than $175.0 million in net cash proceeds from certain financing activities, with at least $150.0 million from an equity financing. A third tranche commitment of $15.0 million is available to be drawn at the Company’s option from December 1, 2027 through December 31, 2027, subject to certain regulatory approvals. A fourth and final tranche commitment of up to $50 million is available subject to K2HV’s review of certain information from the Company and discretionary approval by K2HV.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company’s obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than certain intellectual property assets. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on the Company transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions.

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

The Company granted K2HV the right, prior to repayment of the term loans, to invest up to $5.0 million in the aggregate in future offerings of the Company’s capital stock subject to certain exceptions and conditions. The obligations of the Company under the Loan Agreement are secured by substantially all of the assets of the Company, excluding the Company’s intellectual property.

The Company incurred debt issuance costs of $1.7 million in connection with the term loan including a facility fee of $0.8 million paid to K2HV. Debt issuance costs have been allocated proportionally to the term loan tranches. Costs allocated to the first term loan tranche are amortized to interest expense using the effective interest rate method over the life of the first term loan tranche and presented as a reduction to the debt carrying value. For the three and six months ended June 30, 2025, the effective interest rate for the Term Loan was 12.9%.

For the outstanding tranches that have not been drawn, debt issuance costs are recorded as deferred assets in the Company’s condensed consolidated balance sheet and amortized straight-line over each term loan tranche access period. The total unamortized debt issuance costs included in deferred assets as of June 30, 2025 was $1.1 million.

As of June 30, 2025, the carrying value of the Term Loan approximates fair value.

Outstanding debt consisted of the following:

June 30,
2025
(in thousands)
Gross proceeds	$20,000
Unamortized debt issuance costs	(549)
Total debt, long-term	$19,451

Future principal payments, which include the final payment fee of $1.4 million, in connection with the Loan Agreement as of June 30, 2025 are as follows (in thousands):

Year ended December 31, 2026	$—
Year ended December 31, 2027	—
Year ended December 31, 2028	11,394
Year ended December 31, 2029	9,996
Total principal payments including final fee	$21,390

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Accrued clinical trial and preclinical costs	$11,845	$11,606
Compensation and benefits	6,645	9,975
Professional services	1,313	2,686
Other	450	326
Total accrued liabilities	$20,253	$24,593

7. Acquisitions of Assets

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

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. None of the BlackThorn Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. The Company settled the Phase 3 navacaprant dosing milestone in December 2023 by issuing 6,072,445 shares of its common stock based on the volume weighted average price per share prior to the date the milestone was met and paying cash of $2.3 million to the former stockholders of BlackThorn and participants in the carveout plan (discussed below). As a result, the Company recognized $60.8 million in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones. None of the other Blackthorn Milestones have been achieved and no such amounts were deemed due or payable as of June 30, 2025.

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

The Company settled the Phase 3 navacaprant dosing milestone in December 2023. The Company recognized contingent consideration related to Vested Carveout Units, which was included in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones as described above. In addition, the Company recognized and paid $1.8 million in compensation related to the BlackThorn Carveout Units that were a compensatory arrangement in 2023. None of the other BlackThorn Milestones had been achieved and no such amounts were deemed due or payable as of June 30, 2025.

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

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the Amgen Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of June 30, 2025, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets, which was immediately recognized as acquired in-process research and development expense in the condensed consolidated statement of operations and comprehensive loss as it was determined to have no alternative future use as of the acquisition date. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the Vanderbilt Milestones). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. In October 2023 and July 2025, Vanderbilt Milestones of $2.0 million and $5.0 million, respectively, were achieved. The milestones were settled in cash in November 2023 and July 2025, respectively, and recognized as in acquired in-process research and developed expenses in the fourth quarter of 2023 and third quarter of 2025, respectively. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of June 30, 2025.

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

8. Commitments and Contingencies

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

9. Strategic License and Research and Collaboration Agreements

2015 TSRI License Agreement

In connection with the acquisition of BlackThorn (see Note 7), the Company gained certain exclusive rights to intellectual property related to Kappa Opioid Receptor and V1aR Receptor Antagonist programs as well as an oxytocin receptors positive allosteric modulator

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

program (collectively, the TSRI Programs) under a license agreement between BlackThorn and TSRI originally entered into in November 2015 (as amended, the 2015 TSRI License Agreement). The technology licensed under the 2015 TSRI License Agreement is used in the Company’s navacaprant and NMRA-511 research and development programs.

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage in the mid-single digits of any sublicensing revenues the Company receives. In October 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of June 30, 2025.

Research and Collaboration Agreement with Amgen

In September 2021, and concurrently with the Amgen License Agreements (see Note 7), the Company entered into a research collaboration agreement with Amgen (Amgen Collaboration Agreement) to collectively discover drug targets, biomarkers, and other insights associated with central nervous system (CNS) diseases utilizing Amgen’s deCODE genetics and human data research capabilities.

The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024. On May 1, 2025 the Company made a final payment of $6.3 million to Amgen under the Amgen Collaboration Agreement for research and development activities. The parties agreed that this is the final amount due under the agreement.

As of June 30, 2025 and December 31, 2024, the Company was obligated to pay Amgen $0 and $6.3 million under the Amgen Collaboration Agreement, which was recorded within current liabilities on the condensed consolidated balance sheet. The Company recorded $6.3 million and $0 of research and development expenses during the six months ended June 30, 2025 and 2024, respectively. No expense was incurred during the three months ended June 30, 2025 and 2024.

Sponsored Research Agreement with Vanderbilt

In February 2022, concurrently with the Vanderbilt License Agreement (see Note 7), the Company entered into a sponsored research agreement with Vanderbilt (First Vanderbilt Research Agreement), pursuant to which Vanderbilt agreed to provide the Company research services to develop a M4 PAM back-up program.

In return for Vanderbilt performing research and development activities under the agreement, the Company agreed to make quarterly payments for research up to a total of $1.7 million on an annual basis. The term of the agreement ended in September 2023. In addition, the Company also had an exclusive option to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research (see Note 7).

In May 2024, concurrently with the Second Amendment to the Vanderbilt License Agreement (see Note 7), the Company entered into a second sponsored research agreement with Vanderbilt (Second Vanderbilt Research Agreement), pursuant to which Vanderbilt agreed to provide the Company additional research and development activities on the M4 PAM back-up program.

In return for Vanderbilt performing research and development activities under the agreement, the Company agreed to make payments for research up to a total of $0.6 million. The term of the agreement ended in March 2025. In addition, the Company also has an exclusive option to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research (see Note 7).

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Parkinson’s Research Ventures Funding Agreement

In March 2024, the Company entered into a research funding agreement with Parkinson’s Research Ventures Limited (PRV), pursuant to which PRV agreed to provide the Company funding up to a total of $2.6 million in two tranches to carry out preclinical research and development activities related to the Company’s NLPR3 program.

The first tranche was due upon execution of the agreement and was received in March 2024, for $1.1 million. The Company notified PRV of a successful drug candidate nomination, the trigger for the second tranche of funding, in December 2024 and received payment of $1.5 million in January 2025.

The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra-R&D expense as project costs are incurred. The Company incurred costs of $1.1 million and $0.2 million during the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $0.2 million six months ended June 30, 2025 and 2024, respectively. Upon achievement of certain development, regulatory or commercial trigger events, the Company agreed to pay PRV in aggregate an amount equal to no more than four times the funding provided by PRV, i.e., a maximum repayment amount of up to £8.4 million. The trigger event payments meet the derivative scope exception under ASC 815 Derivatives and Hedging, and therefore do not need to be bifurcated and separately accounted for.

10. Stockholders’ Equity

Preferred Stock

The Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There were no shares of preferred stock issued and outstanding as of June 30, 2025.

Common Stock

Common stock outstanding in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of June 30, 2025 includes 116,475 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services. Common stock reserved for future issuance consisted of the following:

June 30, 2025
(in thousands)
Shares reserved for options and restricted stock units issued under the equity plans	24,559
Shares reserved for future issuance under the equity plans	18,922
Shares reserved for future issuance under the employee stock purchase plan	4,584
Total	48,065

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 7). In December 2023, 6,072,445 shares of common stock were issued related to BlackThorn Merger Agreement upon achievement of the Phase 3 navacaprant dosing milestone that was met in October 2023. As of June 30, 2025, no shares have been reserved for potential future issuances as no other BlackThorn Milestones have been achieved.

11. Stock-Based Compensation

Equity Plans

2023 Equity Incentive Plan

In September 2023, the Company adopted the 2023 Equity Incentive Plan (2023 Plan). The 2023 Plan provides for the grant of stock options, restricted stock awards, restricted stock unit awards, and other stock-based awards to employees, directors, and non-employee service providers of the Company. The 2023 Plan replaced the Company’s 2020 Equity Incentive Plan (2020 Plan). The Company no longer grants stock options or other awards under its 2020 Plan, but any stock options outstanding under the 2020 Plan remain outstanding and effective in accordance with their terms. Awards granted under the 2023 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period although may be granted with different vesting terms.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The 2023 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 5% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2025, the number of shares of common stock available for issuance under the 2023 Plan increased by 8,085,495 shares as a result of the automatic increase provision of the 2023 Plan.

2023 Employee Share Purchase Plan

In September 2023, the Company adopted the 2023 Employee Share Purchase Plan (ESPP). The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the ESPP through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning or end of the offering period. On January 1, 2025, the number of shares of common stock available for issuance under the ESPP increased by 1,617,099 shares as a result of the automatic increase provision of the ESPP. In May 2025, 97,005 shares were issued under the ESPP.

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2024	13,927	$9.20	7.8	$44,953
Granted	13,162	1.63
Exercised	—	—
Canceled and forfeited	(3,443)	8.44
Expired	(197)	5.74
Outstanding as of June 30, 2025	23,449	$5.07	8.7	$—
Exercisable as of June 30, 2025	7,218	$7.69	7.4	$—

The stock option activity table above excludes options to purchase 446,068 shares of common stock that were originally granted with market conditions to one of the Company’s executives.

Option Repricing

On February 13, 2025 (Effective Date), the Company’s Board of Directors approved an option repricing (the Repricing) of the outstanding stock options held by members of the Board, certain employees and other service providers, including the Company’s named executive officers, subject to shareholder approval, which was obtained at the Annual Meeting of Stockholders on May 28, 2025 (Modification Date). Under the Repricing, the exercise price of each outstanding stock option under the Company’s 2023 Plan and 2020 Plan with an exercise price per share greater than $0.72 (the closing trading price of a share of the Company’s common stock on the Nasdaq Stock Market on May 28, 2025) held by those individuals eligible for the Repricing was repriced to $0.72 per share.

Under the terms of the Repricing, a repriced option will revert to its original exercise price if certain events occur prior to the 18 month anniversary of the effective date

The Repricing resulted in $4.2 million of incremental stock compensation expense, which was calculated using the Black-Scholes option-pricing model. $2.4 million of the incremental compensation cost related to unvested stock options as of the Modification Date, will be recognized on a straight line basis over the remaining requisite service period of the respective option, and $1.8 million of incremental compensation cost related to vested stock options will be recognized on a straight line basis over the remaining vesting period of the repriced options.

Of the incremental compensation cost, $0.3 million was recognized in the three months ended June 30, 2025.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2024	371	$10.82	1,441	$17.32
Granted	—	$—	—	$—
Vested	(42)	$12.49	(370)	$15.86
Forfeited and expired	—	$—	—	$—
Cancelled	(231)	$8.87	(407)	$17.37
Outstanding and unvested as of June 30, 2025	98	$14.67	664	$18.07

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$1,672	$7,152	$5,420	$9,964
General and administrative	5,493	5,616	11,069	10,177
Total stock-based compensation	$7,165	$12,768	$16,489	$20,141

As of June 30, 2025, there was $57.7 million and $11.9 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, including stock options and restricted common stock for which achievement of milestones was not probable, which were expected to be recognized over a weighted-average remaining service period of 2.4 years and 2.5 years, respectively.

12. Segment Reporting

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Program expenses
Navacaprant (NMRA-140) program	$(22,257)	$(25,552)	$(46,750)	$(49,871)
M4 PAM programs	(2,370)	(1,278)	(5,252)	(4,802)
NMRA-511 program	(2,257)	(1,810)	(4,837)	(3,697)
Preclinical programs	(1,459)	(1,422)	(2,461)	(3,831)
Research and development personnel-related costs	(7,617)	(15,368)	(19,943)	(26,243)
General and administrative expense	(15,316)	(15,194)	(34,101)	(29,511)
Interest income, net	1,814	5,271	4,888	11,636
Other segment items(1)	(3,269)	(3,347)	(12,267)	(6,102)
Net loss	$(52,731)	$(58,700)	$(120,723)	$(112,421)

(1) Includes other research and development costs, provision for income taxes, and other income (expense).

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Numerator:
Net loss	$(52,731)	$(58,700)	$(120,723)	$(112,421)
Denominator:
Weighted-average common shares outstanding, basic and diluted	161,691	158,984	161,572	158,464
Net loss per share, basic and diluted	$(0.33)	$(0.37)	$(0.75)	$(0.71)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2025	2024
	(in thousands)
Common stock options and restricted stock units	24,559	16,642
Early exercised stock options subject to future vesting	19	48
Unvested restricted stock awards	98	630
Employee stock purchase plan	57	—
Term loan conversion election	11,397	—
Total	36,130	17,320

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

14. Related Party Transactions

On May 1, 2025 the Company made a final payment of $6.3 million to Amgen under the Amgen Collaboration Agreement for research and development activities. The parties agreed that this is the final amount due under the agreement. During the six months ended June 30, 2025 and 2024, the Company recorded $6.3 million and $0, respectively, of research and development expenses with Amgen. No expense was incurred during the three months ended June 30, 2025 and 2024.

15. Subsequent Event

Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash upon the achievement of specified development milestones. In July 2025, a Vanderbilt Milestones of $5.0 million was achieved and subsequently settled in cash. The milestone will be recognized as in acquired in-process research and developed expenses in the third quarter of 2025.

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

Overview

We are a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by taking a fundamentally different approach to the way treatments for brain and centrally mediated diseases are developed. The Company’s therapeutic pipeline currently consists of seven programs that target novel mechanisms of action for a broad range of underserved, prevalent, diseases. The Company is advancing a Phase 3 program for navacaprant , a novel once-daily oral kappa opioid receptor (KOR) antagonist that is being developed for the treatment of major depressive disorder (MDD), which the Company believes has the potential to provide significant advantages relative to the standard of care, if approved. The Company is also advancing a Phase 1b signal-seeking study with NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (V1aR) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (AD). Additionally, Neumora is advancing a Phase 1 single-ascending dose/multiple-ascending dose (SAD/MAD) study of NMRA-861 in healthy adult participants and adults with stable schizophrenia. NMRA-861 is a highly potent and selective M4 PAM with potential best-in-class pharmacology that Neumora plans to develop for the treatment of schizophrenia and other neuropsychiatric disorders.

As shown in the table below, our current pipeline includes seven programs.

ALS = Amyotrophic lateral sclerosis; CK1δ= Casein Kinase I Isoform delta; GCase = Glucocerebrosidase; IP = Intellectual Property; KOR = kappa opioid receptor; M4R = Muscarinic Acetylcholine Receptor M4; NLRP3 = Nucleotide-binding Domain, Leucine-rich–containing Family, Pyrin Domain–containing-3; V1aR = Vasopressin 1a Receptor; DIO = diet induced obesity mouse model.

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

Acquisitions of Assets

We have completed various acquisitions. For details regarding our acquisitions, see Note 7 – Acquisitions of Assets to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Strategic License and Research and Collaboration Agreements

We have assumed license arrangements with certain third parties as a result of our acquisitions and have entered into several additional license, research and collaboration agreements with various parties. For details regarding these agreements, see Note 9 –Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (BlackThorn Milestones). At our sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of our common stock, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In December 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of June 30, 2025, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. Additionally, in July 2025, we achieved and settled in cash a $5.0 million development milestone. As of June 30, 2025, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

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

Other Income (Expense)

Interest Income, net

Interest income consists of interest earned on our cash equivalents and marketable securities and interest expense related to our Loan Agreement.

Results of Operations

For the Three Months Ended June 30, 2025 and 2024

The following table summarizes our result of operations for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change

Operating expenses:
Research and development	$38,724	$48,628	$(9,904)
General and administrative	15,316	15,194	122
Total operating expenses	54,040	63,822	(9,782)
Loss from operations	(54,040)	(63,822)	9,782
Other income (expense):
Interest income, net	1,814	5,271	(3,457)
Other income (expense), net	(480)	(24)	(456)
Total other income	1,334	5,247	(3,913)
Net loss before income taxes	(52,706)	(58,575)	5,869
Provision for income taxes	25	125	(100)
Net loss	$(52,731)	$(58,700)	$5,969

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Three Months Ended June 30,
	2025	2024	Change

Direct external program expenses:
Navacaprant (NMRA-140) program	$22,257	$25,552	$(3,295)
M4 PAM programs	2,370	1,278	1,092
NMRA-511 program	2,257	1,810	447
Preclinical programs	1,459	1,422	37
Internal and unallocated expenses:
Personnel-related costs	7,617	15,368	(7,751)
Other costs	2,764	3,198	(434)
Total research and development expenses	$38,724	$48,628	$(9,904)

Research and development expenses decreased by $9.9 million, or 20%, to $38.7 million for the three months ended June 30, 2025, from $48.6 million for the three months ended June 30, 2024. Direct external program expenses decreased $1.7 million primarily driven by reduced navacaprant program costs of $3.3 million due to reduced manufacturing and clinical trial related costs incurred, partially offset by an increase in M4 PAM program expenses of $1.1 million due to increased manufacturing and clinical trial costs incurred in preparation for the NMRA-861 Phase 1 clinical study. Internal and unallocated expenses decreased $8.2 million, which were primarily driven by lower personnel-related costs, including a reduction in stock based compensation expense of $5.4 million and one time severance charges of $1.2 million incurred during 2024. The reduction in stock based compensation was driven by lower headcount and one time stock modification expense of $3.7 million incurred in 2024.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, or 1%, to $15.3 million for the three months ended June 30, 2025, from $15.2 million for the three months ended June 30, 2024.

Interest Income, net

Interest income decreased by $3.5 million to $1.8 million for the three months ended June 30, 2025 from $5.3 million for the three months ended June 30, 2024, which was attributable to less interest earned on our lower balances in cash equivalents and marketable securities.

Results of Operations

For the Six Months Ended June 30, 2025 and 2024

The following table summarizes our result of operations for the periods presented:

	Six Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$90,875	$94,385	$(3,510)
General and administrative	34,101	29,511	4,590
Total operating expenses	124,976	123,896	1,080
Loss from operations	(124,976)	(123,896)	(1,080)
Other income (expense):
Interest income, net	4,888	11,636	(6,748)
Other income (expense), net	(505)	(36)	(469)
Total other income	4,383	11,600	(7,217)
Net loss before income taxes	(120,593)	(112,296)	(8,297)
Provision for income taxes	130	125	5
Net loss	$(120,723)	$(112,421)	$(8,302)

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Six Months Ended June 30,
	2025	2024	$ Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$46,750	$49,871	$(3,121)
M4 PAM programs	5,252	4,802	450
NMRA-511 program	4,837	3,697	1,140
Preclinical programs	2,461	3,831	(1,370)
Internal and unallocated expenses:
Personnel-related costs	19,943	26,243	(6,300)
Other costs	11,632	5,941	5,691
Total research and development expenses	$90,875	$94,385	$(3,510)

Research and development expenses decreased by $3.5 million, or 4%, to $90.9 million for the six months ended June 30, 2025, from $94.4 million for the six months ended June 30, 2024. Direct external program expenses decreased by $2.9 million, primarily driven by reduced navacaprant program costs of $3.1 million due to reduced manufacturing and clinical trial related costs incurred and decreased preclinical program research of $1.4 million, partially offset by an increase in NMRA-511 program expenses of $1.1 million due to increase clinical trial activity of the Phase 1b study. Internal and unallocated expenses decreased $0.6 million, which were primarily driven by lower personnel-related costs, including a reduction in stock based compensation expense of $4.5 million and one time severance charges of $1.5 million incurred during 2024, partially offset by an increase in other costs of $5.7 million primarily due to the final $6.3 million of costs incurred under the Amgen Collaboration Agreement. The reduction in stock based compensation was driven by lower headcount and one time stock modification expense of $3.7 million incurred in 2024.

General and Administrative Expenses

General and administrative (G&A) expenses increased by $4.6 million, or 16%, to $34.1 million for the six months ended June 30, 2025 from $29.5 million for the six months ended June 30, 2024. The increase was primarily attributable to higher personnel-related costs, including severance pay and one time bonus payments for key executives of $2.0 million and increased stock-based compensation expense of $1.0 million.

Interest Income, net

Interest income decreased by $6.7 million, or 58%, to $4.9 million for the six months ended June 30, 2025 from $11.6 million for the six months ended June 30, 2024, which was attributable to less interest earned on our lower balances in cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had $217.6 million of cash, cash equivalents and marketable securities. Prior to our IPO we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes and raised gross cash proceeds of over $600 million including from the sale of convertible preferred stock, borrowings pursuant to convertible promissory notes and cash acquired in our acquisitions of assets. In September, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. Since our IPO, in October 2024 we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (ATM) with Leerink as the sales agent. We received aggregate net proceeds of $13.7 million under the ATM after deducting commissions and offering expenses of $0.8 million during the year ended December 31, 2024. There were no sales under the ATM during the six months ended June 30, 2025. On May 9, 2025 (the “Closing Date”) we entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) that provides up to $125.0 million principal in term loans over four tranches. The first tranche consists of up to $40.0 million with $20 million funded on the Closing Date and an option for an additional $20.0 million at our request through December 31, 2025.

Since our inception, we have not generated any revenue from the sale of products and we have incurred significant net losses, which are primarily attributable to acquired intangible in-process research and development intangible asset (IPR&D) costs pursuant to our acquisitions, which occurred in 2020 and were accounted for as an acquisition of assets, and negative cash flows from operations. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach, programs, and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As of June 30, 2025, we had an accumulated deficit of $1,067.9 million.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(111,852)	$(99,113)
Investing activities	74,557	(128,746)
Financing activities	18,457	4,499
Net change in cash and cash equivalents and restricted cash	$(18,838)	$(223,360)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $111.9 million, which consisted of a net loss of $120.7 million and a change in our net operating assets and liabilities of $8.1 million, partially offset by noncash charges of $17.0 million. The change in our net operating assets and liabilities primarily resulted from an a decrease in accrued liabilities of $4.7 million primarily related to our clinical programs, a decrease accounts payable of $2.7 million due to the timing of our accounts payable, a decrease in current operating lease liabilities of $1.9 million due to the expiration of an office and lab lease agreement, and increase in prepaid expenses of $1.1 million primarily due to deferred debt issuance costs related to the term loan with K2HV. The noncash charges primarily consisted of $16.5 million of stock-based compensation, $1.8 million of noncash operating lease expense, partially offset by $2.2 million on of net accretion of discounts on marketable securities.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $74.6 million, which primarily consisted of $157.3 million in proceeds from maturities of marketable securities, partially offset by $82.9 million in purchases of marketable securities.

Net cash used in investing activities for the six months ended June 30, 2024 was $128.7 million, which primarily consisted of $205.3 million in purchases of marketable securities, partially offset by $77.4 million in proceeds from sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $18.5 million, which primarily consisted of the net proceeds from the term loan with K2HV.

Net cash provided by financing activities for the six months ended June 30, 2024 was $4.5 million, which consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

As of June 30, 2025, our contractual obligations and commitments relate primarily to our operating lease for our office and laboratory facilities located in Massachusetts with a lease term that expired on June 30, 2025. In June 2025, we entered into a new operating lease for office space located in Massachusetts with a noncancellable lease term expiring in August 2027.

We have entered into a number of acquisitions of assets that are summarized in Note 7 – Acquisitions of Assets to our condensed consolidated financial statements. As part of these acquisitions of assets, we are obligated to pay cash and/or stock for future contingent payments that are dependent upon future events, and in some cases, vesting by the recipient of the contingent payment, such as our achievement of certain development, regulatory, and commercial milestones. We have also assumed license arrangements with various third parties, primarily as a result of our acquisitions, and have entered into additional agreements that are summarized in Note 9 –Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are uncertain and dependent upon future events such as our achievement of certain development, regulatory, and commercial milestones royalties, and sublicensing revenue in the future, as applicable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and marketable securities of $217.6 million as of June 30, 2025. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates.

Under the Loan Agreement with K2HV, our term loan facility bears a variable interest rate equal to the greater of (i)10.45% and (ii) the sum of (A) the prime rate last quoted in The Wall Street Journal and (B) 2.95%. An increase in interest rates by the Federal Reserve could cause the prime rate to increase, which could increase our debt service obligations. Significant increases in such obligations could have a negative impact on our financial position or operating results, including cash available for servicing our indebtedness, or result in increased borrowing costs in the future.

We are also exposed to interest rate risk through our investment holdings. Given the short-term nature of our cash, cash equivalents and marketable securities, we do not expect that a sudden change in market interest rates would have a material impact on our financial condition and/or results of operations. We do not own any derivative financial instruments.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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
•
We were founded to confront the greatest medical challenges of our generation by taking a fundamentally different approach to the way treatments for brain diseases are developed, fields that have seen very limited success. The ability to successfully develop drugs in these fields is extremely difficult and is subject to a number of unique challenges.
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

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future. We expect that it will be several years before we have a commercialized product and generate revenue from product sales, if at all. Our net loss was $52.7 million and $58.7 million for three months ended June 30, 2025 and 2024, respectively, and $120.7 million and $112.4 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $1,067.9 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our initial public offering, any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. For example, in October 2024 we entered into a sales agreement with Leerink Partners LLC (Leerink) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM with Leerink as the sales agent. During the year ended December 31, 2024, we received aggregate net proceeds of $13.7 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses of $0.8 million. In December 2023, we settled a Phase 3 navacaprant milestone owed to BlackThorn stockholders by primarily issuing shares of our common stock. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. For example, the Loan Agreement with K2HV includes certain affirmative and restrictive covenants that may, among other things, limit our ability to incur additional debt. Additionally, pursuant to the terms of the Loan Agreement, K2HV has the right to convert up to $10.0 million of the outstanding principal of the term loans into shares of our common stock, which right, if exercised, could have a dilutive impact on our stockholders’ ownership interests.

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

We were founded to confront the greatest medical challenges of our generation by taking a fundamentally different approach to the way treatments for brain diseases are developed, fields that have seen very limited success. The ability to successfully develop drugs in these fields is extremely difficult and is subject to a number of unique challenges.

Drug development in the fields of brain diseases, including neuropsychiatric disorders and neurodegenerative diseases in particular, has seen very limited success historically. We estimate over $110 billion has been spent on neuroscience research and development since 2019 in the United States alone, representing approximately 33% of all disease‑specific spending. However, only approximately 12% of all new therapies approved during this time period have been for the treatment of brain diseases. From 2011 to 2020, clinical development success rates for new drug candidates that employed patient selection biomarkers were approximately 16% compared to approximately 8% for patients without patient selection biomarkers according to the Biotechnology Innovation Organization; however, clinical success depends on a number of factors and employing a patient selection biomarker approach does not guarantee that our product candidates will be approved and commercialized. Developing a product candidate for treatment of these and other brain diseases is extremely difficult and subjects us to a number of unique challenges, including obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

Moreover, given the history of clinical failures in these fields, future clinical or regulatory failures by us or others may result in further negative perception of the likelihood of success in these fields, which may significantly and adversely affect the market price of our common stock.

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

As of June 30, 2025 we had 96 full‑time employees. We will continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to the complexity in managing a company that has scaled very quickly, we may not be able to scale our headcount and operations effectively to manage the expansion of our product pipeline or recruit and train the necessary additional personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In addition, geo‑political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine, the ongoing conflicts in the Middle East, and other matters may limit or prevent filing, prosecution, and maintenance of patent applications in Russia, Israel and other countries. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia, Israel and other countries. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

•
general political conditions, including but not limited to, disruptions in U.S. government operations and funding, geopolitical conflicts such as the war between Russia and the Ukraine, the ongoing conflicts in the Middle East, and any sanctions or other repercussions that may result therefrom;
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

Our common stock is currently listed for trading on the Nasdaq Global Select Market (“Nasdaq”). One of the requirements for continued listing on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) is maintenance of a minimum closing bid price of $1.00 per share, and failure to comply with the $1.00 minimum bid price requirement could lead to the delisting of our common stock.

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

After receiving written notice from Nasdaq on May 14, 2025 that we were not in compliance with Nasdaq’s $1.00 minimum bid price requirement, on July 23, 2025, following a period of 10 consecutive trading days during which we met the $1.00 minimum bid price requirement, Nasdaq notified us that we regained compliance for continued listing on the exchange.

While we have regained compliance with the minimum bid price requirement, there is no assurance that we will continue to maintain compliance with such requirement or other rules for continued listing on Nasdaq.

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
•
stock‑based compensation estimates;
•
changes in general political conditions, including but not limited to, disruptions in U.S. government operations and funding, geopolitical conflicts such as the war between Russia and the Ukraine, ongoing conflicts in the Middle East, and any sanctions or other repercussions that may result therefrom;
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

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 49% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, certain members of our board of directors were originally designated by our principal stockholders, including Amgen and ARCH Venture Partners. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2025, we had outstanding a total of 161,945,427 shares of common stock and approximately 49% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, approximately 48,071,781 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Global credit and financial markets have experienced extreme volatility and disruptions due to a number of factors including concerns about declines in consumer confidence, declines in economic growth, inflation, tariffs, trade controls, borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the failure of banks, the military conflict in Ukraine, the ongoing conflicts in the Middle East and supply chain disruptions. There can be no assurance that future deterioration in global credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive, if at all possible. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
10.1†

Loan and Security Agreement, dated May 9, 2025, by and among the Registrant, K2 HealthVentures LLC, as lender and administrative agent for the lenders from time to time party thereto, and Ankura Trust Company, LLC, as collateral trustee.

X
10.2#	Amended and Restated Non-Employee Director Compensation Program.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Neumora Therapeutics, Inc.

Date: August 6, 2025	By:	/s/ Paul L. Berns
	Name:	Paul L. Berns
	Title:	Chief Executive Officer

Date: August 6, 2025	By:	/s/ Michael Milligan
	Name:	Michael Milligan
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)