Form 10-Q
period 2025-09-30
Neumora Therapeutics, Inc.
filed 2025-11-06
CIK 1885522

t0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of November 1, 2025, the registrant had 167,089,114 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to achieve our mission to redefine neuroscience drug development by bringing forward the next generation of novel therapies that offer improved treatment outcomes and quality of life for patients suffering from brain and centrally mediated diseases;
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

ii

iii

Part I—Financial Information

Item 1. Financial Statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,071	$142,148
Restricted cash	—	1,213
Short-term marketable securities	42,454	165,430
Prepaid expenses and other current assets	5,557	5,264
Total current assets	177,082	314,055
Property and equipment, net	80	1,140
Operating lease right-of-use assets	474	1,777
Other assets	197	—
Total assets	$177,833	$316,972
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$549	$3,307
Accrued liabilities	24,982	24,593
Early exercise liability, current portion	55	133
Operating lease liabilities, current portion	256	1,853
Total current liabilities	25,842	29,886
Long term debt, net	19,563	—
Operating lease liabilities, noncurrent	267	—
Early exercise liability, net of current portion	—	22
Total liabilities	45,672	29,908
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	16	16
Additional paid-in capital	1,256,835	1,234,207
Accumulated other comprehensive income	9	62
Accumulated deficit	(1,124,699)	(947,221)
Total stockholders’ equity	132,161	287,064
Total liabilities and stockholders’ equity	$177,833	$316,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$40,520	$60,630	$131,395	$155,015
General and administrative	12,180	16,016	46,281	45,527
Acquired in-process research and development	5,000	—	5,000
Total operating expenses	57,700	76,646	182,676	200,542
Loss from operations	(57,700)	(76,646)	(182,676)	(200,542)
Other income (expense):
Interest income	1,685	4,209	7,009	15,845
Interest expense	(747)	—	(1,183)	—
Other expense, net	7	(57)	(498)	(93)
Total other income	945	4,152	5,328	15,752
Net loss before income taxes	(56,755)	(72,494)	(177,348)	(184,790)
Provision for income taxes	—	53	130	178
Net loss	(56,755)	(72,547)	(177,478)	(184,968)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	24	292	(53)	181
Comprehensive loss	$(56,731)	$(72,255)	$(177,531)	$(184,787)
Net loss per share, basic and diluted	$(0.35)	$(0.45)	$(1.10)	$(1.16)
Weighted-average shares outstanding, basic and diluted	161,838	159,576	161,663	158,837

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	161,710	$16	$1,234,207	$62	$(947,221)	$287,064
Forfeiture of unvested restricted common stock	(231)	—	—	—	—	—
Vesting of restricted stock units	269	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	33	—	—	33
Unrealized loss on marketable debt securities	—	—	—	(65)	—	(65)
Stock-based compensation	—	—	9,324	—	—	9,324
Net loss	—	—	—	—	(67,992)	(67,992)
Balance as of March 31, 2025	161,748	$16	$1,243,564	$(3)	$(1,015,213)	$228,364
Issuance of common stock under employee stock purchase plan	97	—	59	—	—	59
Vesting of restricted stock units	102	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	34	—	—	34
Unrealized loss on marketable debt securities	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	7,165	—	—	7,165
Net loss	—	—	—	—	(52,731)	(52,731)
Balance as of June 30, 2025	161,947	$16	$1,250,822	$(15)	$(1,067,944)	$182,879
Vesting of common stock subject to repurchase	—	—	33	—	—	33
Unrealized gain on marketable debt securities	—	—	—	24	—	24
Stock-based compensation	—	—	5,980	—	—	5,980
Net loss	—	—	—	—	(56,755)	(56,755)
Balance as of September 30, 2025	161,947	$16	$1,256,835	$9	$(1,124,699)	$132,161

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	158,832	$16	$1,172,570	$(76)	$(703,434)	$469,076
Issuance of common stock upon exercise of stock options	525	—	1,845	—	—	1,845
Vesting of restricted common stock	—	—	41	—	—	41
Unrealized loss on marketable debt securities	—	—	—	(72)	—	(72)
Stock-based compensation	—	—	7,373	—	—	7,373
Net loss	—	—	—	—	(53,721)	(53,721)
Balance as of March 31, 2024	159,357	$16	$1,181,829	$(148)	$(757,155)	$424,542
Issuance of common stock upon exercise of stock options	598	—	2,654	—	—	2,654
Forfeiture of restricted stock subject to repurchase	(5)	—	—	—	—	—
Vesting of restricted common stock	—	—	34	—	—	34
Unrealized loss on marketable debt securities	—	—	—	(39)	—	(39)
Stock-based compensation	—	—	12,768	—	—	12,768
Net loss	—	—	—	—	(58,700)	(58,700)
Balance as of June 30, 2024	159,950	$16	$1,197,285	$(187)	$(815,855)	$381,259
Issuance of common stock upon exercise of stock options	541	—	1,756	—	—	1,756
Forfeiture of restricted stock subject to repurchase	(99)	—	—	—	—	—
Vesting of restricted common stock	—	—	33	—	—	33
Vesting of restricted stock units	88	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	292	—	292
Stock-based compensation	—	—	9,946	—	—	9,946
Net loss	—	—	—	—	(72,547)	(72,547)
Balance as of September 30, 2024	160,480	$16	$1,209,020	$105	$(888,402)	$320,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(177,478)	$(184,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,469	30,087
Non-cash operating lease expense	1,835	2,436
Depreciation and amortization	199	474
Net accretion of investments in marketable securities	(2,797)	(4,638)
Impairment of held for sale assets	378	—
Non-cash interest expense and amortization of debt issuance costs	516	—
Other noncash expenses	39	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	785	15,306
Accounts payable	(2,759)	5,770
Accrued liabilities	215	5,401
Operating lease liabilities	(1,834)	(2,485)
Other assets	(53)	—
Net cash used in operating activities	(158,485)	(132,596)
Investing activities:
Purchases of marketable securities	(82,868)	(205,324)
Cash paid for acquisition of assets	—	(775)
Proceeds from maturities of marketable securities	208,587	234,341
Proceeds from sale of property and equipment	171	—
Purchases of property and equipment	(16)	—
Net cash provided by investing activities	125,874	28,242
Financing activities:
Net proceeds from term loan	18,262	—
Proceeds from exercise of stock options	—	6,255
Proceeds from employee stock purchase plan purchases	59	—
Payments for offering costs in connection with at-the-market offering and initial public offering	—	(225)
Net cash provided by financing activities	18,321	6,030
Net change in cash and cash equivalents and restricted cash	(14,290)	(98,324)
Cash and cash equivalents and restricted cash at beginning of year	143,361	375,251
Cash and cash equivalents and restricted cash at end of period	$129,071	$276,927
Components of cash and restricted cash:
Cash and cash equivalents	$129,071	$275,714
Restricted cash	—	1,213
Total cash and cash equivalents and restricted cash	$129,071	$276,927
Supplemental disclosure of cash flow information:
Cash paid for interest	$668	$—
Cash paid for income taxes	$—	$473
Offering costs in connection with at-the-market offering included in accrued liabilities	$—	$321
Supplemental disclosure of noncash investing and financing activities:
Right-of-use-asset in connection with new operating lease agreement	$532	$—
Operating lease liability in connection with new lease agreement	$505	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Liquidity

Description of Business

Neumora Therapeutics, Inc. (the “Company”), was originally incorporated in the State of Delaware in November 2019, and is headquartered in Watertown, Massachusetts.

The Company is a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by taking a fundamentally different approach to the way treatments for brain and centrally mediated diseases are developed. The Company’s therapeutic pipeline currently consists of programs that target novel mechanisms of action for a broad range of underserved, prevalent, diseases. The Company is advancing a Phase 3 program for navacaprant, a novel once-daily oral kappa opioid receptor (“KOR”) antagonist that is being developed for the treatment of major depressive disorder (“MDD”), which the Company believes has the potential to provide significant advantages relative to the standard of care, if approved. The Company is also advancing a Phase 1b signal-seeking study with NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (“V1aR”) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (“AD”). Beyond navacaprant and NMRA-511, Neumora is advancing Phase 1 single-ascending dose/multiple-ascending dose (“SAD/MAD”) studies of NMRA-861 and NMRA-898, novel M4 positive allosteric modulators (“PAMs”) with potential best-in-class pharmacology. Additionally, Neumora is developing NMRA-215, a potentially best-in-class, highly brain-penetrant, oral NLRP3 inhibitor for the treatment of obesity.

As of September 30, 2025, the Company has devoted a significant portion of its financial resources and efforts to building its organization, acquiring technologies and companies, executing clinical and preclinical studies, conducting research and development, identifying and developing potential product candidates, building its precision neuroscience tools, organizing and staffing the Company, business planning, establishing, maintaining and protecting its intellectual property portfolio, raising capital and providing general and administrative support for these operations. The Company has not generated revenue from the sale of products.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and as of September 30, 2025, had an accumulated deficit of $1,124.7 million. As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of $171.5 million, which are available to fund future operations. The Company believes that its existing cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to support operations for at least the next 12 months from the date these condensed consolidated financial statements are issued.

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

2. Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The condensed consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of September 30, 2025, condensed consolidated statements of operations and comprehensive loss, statement of stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2025.

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

Research and Development Expenses and Related Prepaid Assets and Accrued Liabilities

Research and development costs are expensed as incurred. Research and development expenses primarily consist of internal research and development expense, including personnel-related expenses (such as salaries, benefits and noncash stock-based compensation) and other expenses, including laboratory supplies and other non-capital equipment utilized for in-house research, research and consulting expenses, software development costs, license fees and allocated expenses, including facilities costs and depreciation and amortization; external research and development expenses incurred under arrangements with service providers conducting research and development services on its behalf, such as contract research organizations (“CROs”), preclinical testing organizations and contract manufacturing organizations (“CMOs”). Payments made prior to the receipt of goods or services to be used in research and development are capitalized, evaluated for current or long-term classification, and included in prepaid expenses and other current assets or other assets in the consolidated balance sheets based on when the goods are received or the services are expected to be received or consumed, and recognized in research and development expenses when they are realized.

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

Emerging Growth Company Status

The Company was an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) until December 31, 2024. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has evaluated whether any accounting standards which it previously delayed adopting would have a material impact to the consolidated financial statements or disclosures and concluded that there is no such material impact.

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

In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (“ASU 2023-09”), which requires issuers to make additional disclosures on an annual basis related to specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis, and disclose additional information about income taxes paid as well as other disaggregated disclosures. ASU 2023-09 will be effective for the Company as of January 1, 2025 for annual periods. The Company is evaluating the impact of this ASU on its condensed consolidated financial statements.

Recent Tax Law Changes

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the United States. The Act includes corporate provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modifies the business interest expense limitation calculation. These changes were incorporated into the Company’s income tax provision for the nine months ended September 30, 2025, resulting in no changes to the Company’s fiscal year 2025 effective tax rate as the Company maintains a full valuation allowance.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

3. Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$31,009	$—	$—	$31,009
Total cash equivalents	$31,009	$—	$—	$31,009
Marketable securities:
Commercial paper	$35,307	$8	$—	$35,315
U.S. government securities	2,950	—	—	2,950
Corporate debt securities	4,188	1	—	4,189
Total marketable securities	42,445	9	—	42,454
Total cash equivalents and marketable securities	$73,454	$9	$—	$73,463

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	30,875	6	—	30,881
Total cash equivalents	$125,286	$6	$—	$125,292
Marketable securities:
Commercial paper	$61,374	$11	$(2)	$61,383
Certificates of deposit	1,918.0	—	—	1,918.0
U.S. government securities	74,411	36	(3)	74,444
Corporate debt securities	27,671	17	(3)	27,685
Total marketable securities	165,374	64	(8)	165,430
Total cash equivalents and marketable securities	$290,660	$70	$(8)	$290,722

As of September 30, 2025, the Company has not realized any material gains or losses on its marketable securities, including any impairment charges on its securities related to expected credit losses. As of September 30, 2025, the aggregate difference between the amortized cost and fair value of each security in an unrealized loss position was de minimis. Since any provision for expected credit losses for a security held is limited to the amount the fair value is less than its amortized cost, no allowance for expected credit loss was deemed necessary at September 30, 2025 (see Note 4).

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$31,009	$—	$—	$31,009
Marketable securities:
Commercial paper	—	35,315	—	35,315
U.S. government securities	2,950	—	—	2,950
Corporate debt securities	—	4,189	—	4,189
Total assets measured at fair value	$33,959	$39,504	$—	$73,463

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	—	30,881	—	30,881
Marketable securities:
Commercial paper	—	61,383	—	61,383
Certificates of deposit	—	1,918	—	1,918
U.S. government securities	74,444	—	—	74,444
Corporate debt securities	—	27,685	—	27,685
Total assets measured at fair value	$168,855	$121,867	$—	$290,722

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

5. Debt

Term Loan

On May 9, 2025 (the “Closing Date”), the Company entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) that provides up to $125.0 million principal in term loans (the “Term Loans”) over four tranches. The first tranche consists of up to $40.0 million with $20.0 million funded on the Closing Date and an option for an additional $20.0 million at the Company’s request through December 31, 2025. The second tranche commitment of $20.0 million is available to be drawn at the Company’s option through September 30, 2026, subject to the achievement of certain clinical and regulatory milestones and receipt of not less than $175.0 million in net cash proceeds from certain financing activities, with at least $150.0 million from an equity financing. A third tranche commitment of $15.0 million is available to be drawn at the Company’s option from December 1, 2027 through December 31, 2027, subject to certain regulatory approvals. A fourth and final tranche commitment of up to $50.0 million is available subject to K2HV’s review of certain information from the Company and discretionary approval by K2HV.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company incurred debt issuance costs of $1.7 million in connection with the term loan including a facility fee of $0.8 million paid to K2HV. Debt issuance costs have been allocated proportionally to the term loan tranches. Costs allocated to the first term loan tranche are amortized to interest expense using the effective interest rate method over the life of the first term loan tranche and presented as a reduction to the debt carrying value. For the nine months ended September 30, 2025, the effective interest rate for the Term Loan was 13.0%.

For the outstanding tranches that have not been drawn, debt issuance costs are recorded as deferred assets in the Company’s condensed consolidated balance sheet and amortized straight-line over each term loan tranche access period. The total unamortized debt issuance costs included in deferred assets as of September 30, 2025 was $1.0 million.

As of September 30, 2025, the carrying value of the Term Loan approximates fair value. Subsequent to September 30, 2025, we entered into an amendment to the Loan Agreement with K2HV pursuant to which we borrowed an additional $40.0 million in the aggregate, as more fully described in Note 15 – Subsequent Event to our condensed consolidated financial statements.

Outstanding debt consisted of the following:

September 30, 2025
(in thousands)
Gross proceeds	$20,000
Unamortized debt issuance costs	(437)
Total debt, long-term	$19,563

Future principal payments, which include the final payment fee of $1.4 million, in connection with the Loan Agreement as of September 30, 2025 are as follows:

September 30, 2025
(in thousands)
Year ended December 31, 2026	$—
Year ended December 31, 2027	—
Year ended December 31, 2028	11,394
Year ended December 31, 2029	9,996
Total principal payments including final fee	$21,390

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Accrued clinical trial and preclinical costs	$15,042	$11,606
Compensation and benefits	8,858	9,975
Professional services	633	2,686
Other	449	326
Total accrued liabilities	$24,982	$24,593

7. Acquisitions of Assets

BlackThorn Therapeutics, Inc.

In June 2020, the Company entered into an agreement and plan of merger (the “BlackThorn Merger Agreement”) to acquire all of the equity interests of BlackThorn Therapeutics, Inc. (“BlackThorn”), which became effective in September 2020. The Company acquired BlackThorn for its in-process research and development programs, including an antagonist of the kappa opioid receptor (“navacaprant” or “NMRA-140”) for the treatment of MDD and an antagonist of the vasopressin 1a receptor (“NMRA-511”) for the treatment of agitation in AD. The Company also gained access to a cloud-based computational psychiatry and data platform that was being developed to support drug target identification, patient stratification and objective clinical trial endpoints. Both navacaprant and NMRA-511 were exclusively licensed to BlackThorn by The Scripps Research Institute (“TSRI”). The acquisition was accounted for as an acquisition of assets.

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (the “BlackThorn Milestones”). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. None of the BlackThorn Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. The Company settled the Phase 3 navacaprant dosing milestone in December 2023 by issuing 6,072,445 shares of its common stock based on the volume weighted average price per share prior to the date the milestone was met and paying cash of $2.3 million to the former stockholders of BlackThorn and participants in the carveout plan (discussed below). As a result, the Company recognized $60.8 million in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones. None of the other Blackthorn Milestones have been achieved and no such amounts were deemed due or payable as of September 30, 2025.

BlackThorn Carveout Plan

The BlackThorn Merger Agreement required that the Company establish a carveout plan (the “BlackThorn Carveout Plan”), pursuant to which each BlackThorn stock option holder as of immediately prior to the closing date was allocated a certain number of units (the BlackThorn Carveout Units) based on the number of shares underlying the outstanding options held by each participant at that time. Each BlackThorn Carveout Unit represents a right to receive a portion of the BlackThorn Milestone payment (the “BlackThorn Carveout Payments”) upon the later of (i) the achievement of a BlackThorn Milestone and (ii) the vesting of the BlackThorn Carveout Unit.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The BlackThorn Carveout Units vest based on time-based schedules that mirror the vesting schedules for the original option awards held by each participant. As of the closing date in September 2020, a portion of the BlackThorn Carveout Units corresponding to the pre-acquisition service periods were fully vested (“Vested Carveout Units”). The remainder of the BlackThorn Carveout Units had vesting subject to the continued service of the participants, the last of which became fully vested in May 2024.

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

The Company settled the Phase 3 navacaprant dosing milestone in December 2023. The Company recognized contingent consideration related to Vested Carveout Units, which was included in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones as described above. In addition, the Company recognized and paid $1.8 million in compensation related to the BlackThorn Carveout Units that were a compensatory arrangement in 2023. None of the other BlackThorn Milestones had been achieved and no such amounts were deemed due or payable as of September 30, 2025.

Amgen Inc. Licenses

In September 2021, the Company entered into two license agreements with Amgen Inc. (“Amgen”) pursuant to which it obtained exclusive, worldwide licenses to develop, manufacture, use, commercialize and distribute products containing compounds that are directed to, in one case, CK1δ, and in the other case, glucocerebrosidase (“GCase”), both for the treatment of neurodegenerative diseases (the Amgen License Agreements) and related know-how and clinical material (collectively, the “Amgen IPR&D Assets”). The Company accounted for these transactions as acquisitions of assets. Concurrently, the Company also executed a research collaboration agreement as well as a stock purchase agreement with Amgen. Both agreements were deemed to be separate transactions and not accounted for as part of the acquisition of assets.

The total upfront consideration transferred to Amgen of 20.0 million shares of the Company’s Series A-2 convertible preferred stock, with an acquisition date fair value of $157.0 million was allocated to the Amgen IPR&D Assets and expensed in 2021.

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the “Amgen Milestones”). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of September 30, 2025, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

Vanderbilt License

In February 2022, the Company and Vanderbilt University (“Vanderbilt”) entered into a license agreement (the “Vanderbilt License Agreement”). Pursuant to the Vanderbilt License Agreement, as amended, the Company obtained an exclusive, worldwide royalty-bearing, sublicensable (subject to certain restrictions) license under certain patent rights and a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain know-how covering small molecule positive allosteric modulators (“PAMs”) predominantly of the muscarinic acetylcholine receptor subtype 4 (“M4”) to develop, manufacture, and commercialize products, processes and services covered by such patent rights or that incorporate or use such know-how, for any and uses (the “Vanderbilt IPR&D Assets”). Concurrently, the Company also executed a sponsored research agreement (see Note 8) with Vanderbilt. The sponsored research agreement was deemed to be a separate transaction and not accounted for as part of the acquisition of assets. The acquisition of Vanderbilt IPR&D Assets became effective in February 2022. In May 2024, the Company and Vanderbilt entered into a second sponsored research agreement with Vanderbilt and concurrently entered into an amendment to the Vanderbilt License Agreement (the “Second Amendment to the Vanderbilt License Agreement”), to extend the rights granted to the Company

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

under the Vanderbilt License Agreement to the data and patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to the second sponsored research agreement.

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

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets, which was immediately recognized as acquired in-process research and development expense in the condensed consolidated statement of operations and comprehensive loss as it was determined to have no alternative future use as of the acquisition date. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the “Vanderbilt Milestones”). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. In October 2023 and July 2025, Vanderbilt Milestones of $2.0 million and $5.0 million, respectively, were achieved. The milestones were settled in cash in November 2023 and July 2025, respectively, and recognized as in acquired in-process research and developed expenses in the fourth quarter of 2023 and third quarter of 2025, respectively. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of September 30, 2025.

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

9. Strategic License and Research and Collaboration Agreements

2015 TSRI License Agreement

In connection with the acquisition of BlackThorn (see Note 7), the Company gained certain exclusive rights to intellectual property related to Kappa Opioid Receptor and V1aR Receptor Antagonist programs as well as an oxytocin receptors positive allosteric modulator

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

program (collectively, the “TSRI Programs”) under a license agreement between BlackThorn and TSRI originally entered into in November 2015 (as amended, the “2015 TSRI License Agreement”). The technology licensed under the 2015 TSRI License Agreement is used in the Company’s navacaprant and NMRA-511 research and development programs.

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage in the mid-single digits of any sublicensing revenues the Company receives. In October 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of September 30, 2025.

Research and Collaboration Agreement with Amgen

In September 2021, and concurrently with the Amgen License Agreements (see Note 7), the Company entered into a research collaboration agreement with Amgen (the “Amgen Collaboration Agreement”) to collectively discover drug targets, biomarkers, and other insights associated with central nervous system (“CNS”) diseases utilizing Amgen’s deCODE genetics and human data research capabilities.

The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024. In May 2025, the Company made a final payment of $6.3 million to Amgen under the Amgen Collaboration Agreement for research and development activities. The parties agreed that this was the final amount due under the agreement.

As of September 30, 2025 and December 31, 2024, the Company was obligated to pay Amgen $0 and $6.3 million under the Amgen Collaboration Agreement, which was recorded within current liabilities on the condensed consolidated balance sheet. Research and development expenses related to the Amgen Collaboration Agreement were $0 and $12.5 million for the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $12.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Sponsored Research Agreement with Vanderbilt

In February 2022, concurrently with the Vanderbilt License Agreement (see Note 7), the Company entered into a sponsored research agreement with Vanderbilt (the “First Vanderbilt Research Agreement”), pursuant to which Vanderbilt agreed to provide the Company research services to develop a M4 PAM back-up program.

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

In May 2024, concurrently with the Second Amendment to the Vanderbilt License Agreement (see Note 7), the Company entered into a second sponsored research agreement with Vanderbilt (the “Second Vanderbilt Research Agreement”), pursuant to which Vanderbilt agreed to provide the Company additional research and development activities on the M4 PAM back-up program.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Parkinson’s Research Ventures Funding Agreement

In March 2024, the Company entered into a research funding agreement with Parkinson’s Research Ventures Limited (“PRV”), pursuant to which PRV agreed to provide the Company funding up to a total of $2.6 million in two tranches to carry out preclinical research and development activities related to the Company’s NLPR3 program.

The first tranche was due upon execution of the agreement and was received in March 2024, for $1.1 million. The Company notified PRV of a successful drug candidate nomination, the trigger for the second tranche of funding, in December 2024 and received payment of $1.5 million in January 2025.

The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra-R&D expense as project costs are incurred. The Company incurred costs of $0.3 million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $0.6 million during the nine months ended September 30, 2025 and 2024, respectively. Upon achievement of certain development, regulatory or commercial trigger events, the Company agreed to pay PRV in aggregate an amount equal to no more than four times the funding provided by PRV, i.e., a maximum repayment amount of up to £8.4 million. The trigger event payments meet the derivative scope exception under ASC 815 Derivatives and Hedging, and therefore do not need to be bifurcated and separately accounted for.

10. Stockholders’ Equity

Preferred Stock

The Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There were no shares of preferred stock issued and outstanding as of September 30, 2025.

Common Stock

Common stock outstanding in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of September 30, 2025 includes 96,030 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services. Common stock reserved for future issuance consisted of the following:

September 30, 2025
(in thousands)
Shares reserved for options and restricted stock units issued under the equity plans	24,480
Shares reserved for future issuance under the equity plans	18,995
Shares reserved for future issuance under the employee stock purchase plan	4,584
Total	48,059

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 7). In December 2023, 6,072,445 shares of common stock were issued related to BlackThorn Merger Agreement upon achievement of the Phase 3 navacaprant dosing milestone that was met in October 2023. As of September 30, 2025, no shares have been reserved for potential future issuances as no other BlackThorn Milestones have been achieved.

11. Stock-Based Compensation

Equity Plans

2023 Equity Incentive Plan

In September 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”). The 2023 Plan provides for the grant of stock options, restricted stock awards, restricted stock unit awards, and other stock-based awards to employees, directors, and non-employee service providers of the Company. The 2023 Plan replaced the Company’s 2020 Equity Incentive Plan (“2020 Plan”). The Company no longer grants stock options or other awards under its 2020 Plan, but any stock options outstanding under the 2020 Plan remain outstanding and effective in accordance with their terms. Awards granted under the 2023 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period although may be granted with different vesting terms.

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

2023 Employee Share Purchase Plan

In September 2023, the Company adopted the 2023 Employee Share Purchase Plan (“ESPP”). The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the ESPP through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning or end of the offering period. On January 1, 2025, the number of shares of common stock available for issuance under the ESPP increased by 1,617,099 shares as a result of the automatic increase provision of the ESPP. In May 2025, 97,005 shares were issued under the ESPP.

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2024	13,927	$9.20	7.8	$44,953
Granted	13,611	1.59
Exercised	—	—
Canceled and forfeited	(3,766)	8.47
Expired	(400)	7.77
Outstanding as of September 30, 2025	23,372	$4.91	8.5	$3,129
Exercisable as of September 30, 2025	7,581	$7.74	7.1	$—

The stock option activity table above excludes options to purchase 446,068 shares of common stock that were originally granted with market conditions to one of the Company’s executives.

Option Repricing

On February 13, 2025 (the “Effective Date”), the Company’s Board of Directors approved an option repricing (the “Repricing”) of the outstanding stock options held by members of the Board, certain employees and other service providers, including the Company’s named executive officers, subject to shareholder approval, which was obtained at the Annual Meeting of Stockholders on May 28, 2025 (the “Modification Date”). Under the Repricing, the exercise price of each outstanding stock option under the Company’s 2023 Plan and 2020 Plan with an exercise price per share greater than $0.72 (the closing trading price of a share of the Company’s common stock on the Nasdaq Stock Market on May 28, 2025) held by those individuals eligible for the Repricing was repriced to $0.72 per share.

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

Of the incremental compensation cost, $0.6 million and $0.9 million was recognized in the three and nine months ended September 30, 2025, respectively.

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

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2024	371	$10.82	1,441	$17.32
Granted	—	$—	—	$—
Vested	(55)	$13.01	(370)	$15.86
Forfeited and expired	—	$—	—	$—
Cancelled	(231)	$8.87	(409)	$17.38
Outstanding and unvested as of September 30, 2025	85	$14.67	662	$18.07

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$1,915	$3,893	$7,335	$13,857
General and administrative	4,065	6,053	15,134	16,230
Total stock-based compensation	$5,980	$9,946	$22,469	$30,087

As of September 30, 2025, there was $40.0 million and $10.7 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, including stock options and restricted common stock for which achievement of milestones was not probable, which were expected to be recognized over a weighted-average remaining service period of 2.2 years and 2.3 years, respectively.

12. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment related to the development of clinical and preclinical neuroscience programs that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. The Company’s Chief Executive Officer (CEO) serves as the CODM.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
	(in thousands)
Program expenses
Navacaprant (NMRA-140) program	$(21,640)	$(28,718)	$(68,390)	$(78,589)
M4 PAM programs	(3,837)	(3,445)	(9,089)	(8,247)
NMRA-511 program	(1,979)	(1,696)	(6,816)	(5,393)
Preclinical programs	(3,894)	(923)	(6,355)	(4,754)
Research and development personnel-related costs	(7,220)	(10,448)	(27,163)	(36,691)
General and administrative expense	(12,180)	(16,016)	(46,281)	(45,527)
Acquired in-process research and development	(5,000)	—	(5,000)	—
Interest income	1,685	4,209	7,009	15,845
Interest expense	(747)	—	(1,183)	—
Other segment items(1)	(1,943)	(15,510)	(14,210)	(21,612)
Net loss	$(56,755)	$(72,547)	$(177,478)	$(184,968)

(1) Includes other research and development costs, provision for income taxes, and other income (expense).

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net loss	$(56,755)	$(72,547)	$(177,478)	$(184,968)
Denominator:
Weighted-average common shares outstanding, basic and diluted	161,838	159,576	161,663	158,837
Net loss per share, basic and diluted	$(0.35)	$(0.45)	$(1.10)	$(1.16)

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	September 30,
	2025	2024
	(in thousands)
Common stock options and restricted stock units	24,480	16,075
Early exercised stock options subject to future vesting	12	41
Unvested restricted stock awards	85	408
Employee stock purchase plan	218	31
Term loan conversion election	11,397	—
Total	36,192	16,555

14. Related Party Transactions

In May 2025, the Company made a final payment of $6.3 million to Amgen under the Amgen Collaboration Agreement for research and development activities. The parties agreed that this is the final amount due under the agreement. Research and development expenses related to the Amgen Collaboration Agreement were $0 and $12.5 million for the three months ended September 30, 2025 and 2024, respectively, and $6.3 million and $12.5 million for the nine months ended September 30, 2025 and 2024, respectively.

15. Subsequent Event

Term Loan Amendment

On November 4, 2025 (the “Amended Closing Date”), the Company and K2HV entered into an amendment to the Loan Agreement (Amended Loan Agreement) and the Company received total gross proceeds of $40.0 million, consisting of $20.0 million from the remaining first tranche option and $20.0 million from the fourth tranche under the Loan Agreement.

Pursuant to the Amended Loan Agreement, the Company and K2HV agreed to modify the terms of the liquidity covenant. Beginning July 1, 2026, the minimum liquidity requirement will depend on the Company’s achievement of specified operational milestones and/or its market capitalization, and will be one of the following: (i) 50% of the outstanding obligations under the Loan Agreement; (ii) 105% of the outstanding obligations under the Loan Agreement; or (iii) waived in full (i.e., zero).

K2HV was also granted the option to convert an additional $2.5 million of the outstanding principal term loan balance into shares of the Company’s common stock at a conversion price equal to the lesser of $2.39 per share and the lowest effective price per share in the Company’s next equity financing.

All other terms and provisions of the Loan Agreement remain substantially unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involves risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those discussed in the forward-looking statements as a result of several factors including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by taking a fundamentally different approach to the way treatments for brain and centrally mediated diseases are developed. The Company’s therapeutic pipeline currently consists of programs that target novel mechanisms of action for a broad range of underserved, prevalent, diseases. The Company is advancing a Phase 3 program for navacaprant , a novel once-daily oral kappa opioid receptor (“KOR”) antagonist that is being developed for the treatment of major depressive disorder (“MDD”), which the Company believes has the potential to provide significant advantages relative to the standard of care, if approved. The Company is also advancing a Phase 1b signal-seeking study with NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (“V1aR”) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (“AD”). Beyond navacaprant and NMRA-511, Neumora is advancing Phase 1 single-ascending dose/multiple-ascending dose (“SAD/MAD”) studies of NMRA-861 and NMRA-898, novel M4 PAMs with potential best-in-class pharmacology. With NMRA-861 and NMRA-898 now in the clinic, Neumora is no longer advancing the development of its other M4 PAM NMRA-266. Additionally, Neumora is developing NMRA-215, a potentially best-in-class, highly brain-penetrant, oral NLRP3 inhibitor for the treatment of obesity. The Company expects to initiate a Phase 1 study with NMRA-215 in the first quarter of 2026 and to report human proof of concept data in 2026.

Our current pipeline is shown in the table below.

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

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (“BlackThorn Milestones”). At our sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of our common stock, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In December 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of September 30, 2025, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.4 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. Additionally, in July 2025, we achieved and settled in cash a $5.0 million development milestone. As of September 30, 2025, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses consist of external and internal expenses, and primarily relate to our discovery efforts and development of our precision neuroscience approach, programs, and product candidates. External research and development expenses include, among others, amounts incurred with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), preclinical testing organizations and other vendors that conduct research and development activities on our behalf. Internal research and development expenses include, among others, personnel-related costs, including salaries, benefits and stock-based compensation for employees engaged in research and development functions, laboratory supplies and other non-capital equipment utilized for in-house research, software development costs and allocated expenses including facilities costs and depreciation and amortization.

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

Interest Expense

Interest expense consists of interest expense related to our Loan Agreement, as well as amortization of debt discount and debt issuance costs.

Results of Operations

For the Three Months Ended September 30, 2025 and 2024

The following table summarizes our result of operations for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$40,520	$60,630	$(20,110)
General and administrative	12,180	16,016	(3,836)
Acquired in-process research and development	5,000	—	—
Total operating expenses	57,700	76,646	(23,946)
Loss from operations	(57,700)	(76,646)	23,946
Other income (expense):
Interest income	1,685	4,209	(2,524)
Interest expense	(747)	—	(747)
Other income (expense), net	7	(57)	64
Total other income	945	4,152	(3,207)
Net loss before income taxes	(56,755)	(72,494)	20,739
Provision for income taxes	—	53	(53)
Net loss	$(56,755)	$(72,547)	$20,792

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$21,640	$28,718	$(7,078)
M4 PAM programs	3,837	3,445	392
NMRA-511 program	1,979	1,696	283
Preclinical programs	3,894	923	2,971
Internal and unallocated expenses:
Personnel-related costs	7,220	10,448	(3,228)
Other costs	1,950	15,400	(13,450)
Total research and development expenses	$40,520	$60,630	$(20,110)

Research and development expenses decreased by $20.1 million, or 33%, to $40.5 million for the three months ended September 30, 2025, from $60.6 million for the three months ended September 30, 2024.

Direct external program expenses decreased $3.4 million primarily driven by:

•
reduced navacaprant program costs of $7.1 million due to reduced manufacturing and clinical trial related costs incurred,
•
partially offset by a $3.0 million increase in preclinical research and manufacturing.

Internal and unallocated expenses decreased $16.7 million, which were primarily due to:

•
a decrease in other costs of $13.5 million due to no activity under our research and collaboration agreements with Amgen in the current period, compared to $12.5 million in the prior period. The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024 and a final payment was made to Amgen in May 2025.
•
Lower personnel-related costs of $3.2 million due to a reduction in stock based compensation expense primarily driven by lower headcount and the decreased value of stock options granted.

General and Administrative Expenses

General and administrative expenses decreased by $3.8 million, or 24%, to $12.2 million for the three months ended September 30, 2025, from $16.0 million for the three months ended September 30, 2024 primarily due to decreased consulting and personnel related costs.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses of $5.0 million for three months ended September 30, 2025 was related to the achievement of a Phase 1 development milestone under the Vanderbilt License Agreement.

Interest Income

Interest income decreased by $2.5 million to $1.7 million for the three months ended September 30, 2025 from $4.2 million for the three months ended September 30, 2024, which was attributable to less interest earned on our lower balances in cash equivalents and marketable securities.

Interest Expense

Interest expense of $0.8 million for the three months ended September 30, 2025 consisted of interest expense related to our Loan Agreement, as well as amortization of debt discount and debt issuance costs.

Results of Operations

For the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our result of operations for the periods presented:

	Nine Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$131,395	$155,015	$(23,620)
General and administrative	46,281	45,527	754
Acquired in-process research and development	5,000	—	5,000
Total operating expenses	182,676	200,542	(17,866)
Loss from operations	(182,676)	(200,542)	17,866
Other income (expense):
Interest income	7,009	15,845	(8,836)
Interest expense	(1,183)	—	(1,183)
Other income (expense), net	(498)	(93)	(405)
Total other income	5,328	15,752	(10,424)
Net loss before income taxes	(177,348)	(184,790)	7,442
Provision for income taxes	130	178	(48)
Net loss	$(177,478)	$(184,968)	$7,490

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Nine Months Ended September 30,
	2025	2024	$ Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$68,390	$78,589	$(10,199)
M4 PAM programs	9,089	8,247	842
NMRA-511 program	6,816	5,393	1,423
Preclinical programs	6,355	4,754	1,601
Internal and unallocated expenses:
Personnel-related costs	27,163	36,691	(9,528)
Other costs	13,582	21,341	(7,759)
Total research and development expenses	$131,395	$155,015	$(23,620)

Research and development expenses decreased by $23.6 million, or 15%, to $131.4 million for the nine months ended September 30, 2025, from $155.0 million for the nine months ended September 30, 2024.

Direct external program expenses declined by $6.3 million, primarily due to:

•
A reduction in navacaprant program costs of $10.2 million, driven by lower manufacturing and clinical trial related expenses,
•
partially offset by an increase in preclinical research and manufacturing related costs of $1.6 million,
•
and an increase in NMRA-511 program expenses of $1.4 million due to increased clinical trial activity of the Phase 1b study.

Internal and unallocated expenses decreased $17.3 million, mainly due to:

•
Lower personnel-related costs of $9.5 million, including a reduction in stock based compensation expense of $6.5 million primarily driven by lower headcount, the decreased value of stock options granted, and one time stock modification expense of $3.7 million incurred in the 2024 period,

•
a $7.8 million decrease in other costs, primarily due to reduced activity under our research and collaboration agreements with Amgen of $6.3 million. The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024 and a final payment was made to Amgen in May 2025.

General and Administrative Expenses

General and administrative (“G&A”) expenses increased by $0.8 million, or 2%, to $46.3 million for the nine months ended September 30, 2025 from $45.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to higher personnel-related costs, including severance pay and one time bonus payments for key executives of $2.0 million.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses of $5.0 million for nine months ended September 30, 2025 was related to the achievement of a Phase 1 development milestone under the Vanderbilt License Agreement.

Interest Income

Interest income decreased by $8.8 million, or 56%, to $7.0 million for the nine months ended September 30, 2025 from $15.8 million for the nine months ended September 30, 2024, which was attributable to less interest earned on our lower balances in cash equivalents and marketable securities.

Interest Expense

Interest expense of $1.2 million for the nine months ended September 30, 2025 consisted of interest expense related to our Loan Agreement, as well as amortization of debt discount and debt issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had $171.5 million of cash, cash equivalents and marketable securities. Prior to our IPO we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes and raised gross cash proceeds of over $600 million including from the sale of convertible preferred stock, borrowings pursuant to convertible promissory notes and cash acquired in our acquisitions of assets. In September, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. Since our IPO, in October 2024 we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (“ATM”) with Leerink as the sales agent. We received aggregate net proceeds of $13.7 million under the ATM after deducting commissions and offering expenses of $0.8 million during the year ended December 31, 2024. There were no sales under the ATM during the nine months ended September 30, 2025. On May 9, 2025 (the “Closing Date”) we entered into a loan and security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) that provides up to $125.0 million principal in term loans over four tranches. The first tranche consists of up to $40.0 million with $20.0 million funded on the Closing Date and an option for an additional $20.0 million at our request through December 31, 2025, which was funded on November 4, 2025. On November 4, 2025, we entered into a First Amendment to the Loan Agreement, which among other things, provides for availability under the fourth tranche term loan equal to $20.0 million, which was funded on November 4, 2025.

Since our inception, we have not generated any revenue from the sale of products and we have incurred significant net losses, which are primarily attributable to acquired intangible in-process research and development intangible asset (“IPR&D”) costs pursuant to our acquisitions, which occurred in 2020 and were accounted for as an acquisition of assets, and negative cash flows from operations. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach, programs, and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. We have not yet commercialized any products and we do not expect to generate revenue from sales of any product candidates for a number of years, if ever. As of September 30, 2025, we had an accumulated deficit of $1,124.7 million.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(158,485)	$(132,596)
Investing activities	125,874	28,242
Financing activities	18,321	6,030
Net change in cash and cash equivalents and restricted cash	$(14,290)	$(98,324)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $158.5 million, which consisted of a net loss of $177.5 million and a change in our net operating assets and liabilities of $3.6 million, partially offset by noncash charges of $22.6 million. The change in our net operating assets and liabilities primarily resulted from a decrease in accounts payable of $2.8 million due to the timing of our accounts payable, a decrease in current operating lease liabilities of $1.8 million due to the June 2025 expiration of an office and lab lease agreement, an increase in prepaid expenses of $0.8 million primarily due to deferred debt issuance costs related to the term loan with K2HV, and an increase in accrued liabilities of $0.2 million primarily related to our clinical programs. The noncash charges primarily consisted of $22.5 million of stock-based compensation, $1.8 million of noncash operating lease expense, partially offset by $2.8 million on of net accretion of discounts on marketable securities.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $125.9 million, which primarily consisted of $208.6 million in proceeds from maturities of marketable securities, partially offset by $82.9 million in purchases of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2024 was $28.2 million, which primarily consisted of $205.3 million in purchases of marketable securities, partially offset by $234.3 million in proceeds from sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $18.3 million, which primarily consisted of the net proceeds from the term loan with K2HV.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $6.0 million, which consisted of proceeds from the exercise of stock options.

Contractual Obligations and Other Commitments

As of September 30, 2025, our contractual obligations and commitments relate primarily to our Loan Agreement with K2HV under which we had borrowed $20.0 million. Subsequent to September 30, 2025, we entered into an amendment to the Loan
Agreement with K2HV pursuant to which we borrowed an additional $40.0 million in the aggregate, as more fully described in Note 15 – Subsequent Event to our condensed consolidated financial statements. The term loan matures on May 1, 2029, and we are obligated to make interest only payments until June 1, 2028. Additional information about the Loan Agreement and our commitments under it can be found in Note 5 – Debt to our condensed consolidated financial statements.

In June 2025, we entered into a new operating lease for office space located in Massachusetts with a noncancellable lease term expiring in August 2027.

We have entered into a number of acquisitions of assets that are summarized in Note 7 – Acquisitions of Assets to our condensed consolidated financial statements. As part of these acquisitions of assets, we are obligated to pay cash and/or stock for future contingent payments that are dependent upon future events, and in some cases, vesting by the recipient of the contingent payment, such as our achievement of certain development, regulatory, and commercial milestones. We have also assumed license arrangements with various third parties, primarily as a result of our acquisitions, and have entered into additional agreements that are summarized in Note 9 – Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are uncertain and dependent upon future events such as our achievement of certain development, regulatory, and commercial milestones royalties, and sublicensing revenue in the future, as applicable.

Critical Accounting Estimates

Our management’s discussion and analysis of the financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles (“GAAP”). The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Our estimates are based on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We were also a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) until December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and marketable securities of $171.5 million as of September 30, 2025. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the nine months ended September 30, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 6, 2025, a purported stockholder of the Company filed a lawsuit against us, certain executive officers, and certain underwriters in the United States District Court for the Southern District of New York (Case No. 1:25-cv-01072). The complaint is a putative class action alleging violations of the Securities Act of 1933, as amended (the “Securities Act”) related to our initial public offering on September 15, 2023. The plaintiff seeks compensatory damages, as well as fees and costs. The complaint claims that our offering documents contained false and misleading statements and omitted material facts about the prospects of navacaprant. We do not believe these allegations have merit and intend to move to dismiss.

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

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future. We expect that it will be several years before we have a commercialized product and generate revenue from product sales, if at all. Our net loss was $56.8 million and $72.5 million for three months ended September 30, 2025 and 2024, respectively, and $177.5 million and $185.0 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $1,124.7 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

In connection with our acquisitions of assets in late 2020, we entered into arrangements whereby the former stockholders of those companies are entitled to substantial contingent consideration payments upon the occurrence of certain events. For example, in connection with our acquisition of BlackThorn Therapeutics, Inc. (“BlackThorn”), a privately held company, the former BlackThorn stockholders are entitled to contingent consideration (i) with respect to navacaprant (NMRA‑140), in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, which was primarily settled by issuing unregistered shares of our common stock in December 2023, and sales‑based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA‑511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million and sales‑based milestones of up to an aggregate amount of $100.0 million (the “BlackThorn Milestone Payments”). With the exception of one development milestone in the amount of $10.0 million that is required to be settled in cash, the remaining BlackThorn Milestone Payments may be settled in cash or shares of our equity, or a combination of both, at our sole discretion. In connection with the BlackThorn acquisition, we also became obligated under its license agreement with The Scripps Research Institute (“TSRI”) for, among other obligations, development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each of the TSRI programs and commercial milestone payments of up to $3.5 million in aggregate for each occurrence.

Under the terms of our September 2021 license agreements with Amgen, we are obligated to pay Amgen up to an aggregate of $720.0 million in commercial milestone payments upon the achievement of certain sales thresholds and single digit royalties on potential annual worldwide net sales related to the CK1δ or glucocerebrosidase (“GCase”) programs.

Under the terms of our license agreement, as amended, with Vanderbilt University (“Vanderbilt”), we are obligated to pay Vanderbilt up to an aggregate of $422.4 million in development and commercial milestone payments upon the achievement of certain development milestones, which includes a milestone payments of $2.0 million and $5.0 million that became due in October 2023 and July 2025, respectively, and sales thresholds, and mid‑single digit royalties on potential future net sales.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our initial public offering, any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. For example, in October 2024 we entered into a sales agreement with Leerink Partners LLC (“Leerink”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM with Leerink as the sales agent. During the year ended December 31, 2024, we received aggregate net proceeds of $13.7 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses of $0.8 million. In December 2023, we settled a Phase 3 navacaprant milestone owed to BlackThorn stockholders by primarily issuing shares of our common stock. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. For example, the Loan Agreement with K2HV, as amended by the First Amendment, includes certain affirmative and restrictive covenants that may, among other things, limit our ability to incur additional debt. Additionally, pursuant to the terms of the Loan Agreement, as amended by the First Amendment, K2HV has the right to convert up to an aggregate of $12.5 million of the outstanding principal of the term loans into shares of our common stock, which right, if exercised, could have a dilutive impact on our stockholders’ ownership interests.

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

We intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation in an effort to obtain regulatory approval for our product candidates for brain or centrally mediated diseases; however, the process of developing our product candidates may be more complex and time‑consuming relative to other more well‑known approaches to drug development. We cannot be certain that our approach will lead to the development of product candidates that effectively and safely address the underlying brain or centrally mediated diseases.

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

As of September 30, 2025 we had 95 full‑time employees. We will continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to the complexity in managing a company that has scaled very quickly, we may not be able to scale our headcount and operations effectively to manage the expansion of our product pipeline or recruit and train the necessary additional personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, less than one year following the acquisition of Propellex Bio, Inc. (“Propellex”) in 2020, we terminated and are no longer developing the program we acquired from Propellex. Additionally, foreign acquisitions and joint ventures are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.

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
•
timely completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s Good Laboratory Practice (“GLP”) requirements and other applicable regulations;
•
approval by an independent Institutional Review Board (“IRB”) or ethics committee at each clinical site before each trial may be initiated;
•
delays in reaching a consensus with regulatory agencies on study design and obtaining regulatory authorization to commence clinical trials; delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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
•
failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements, or applicable regulatory guidelines in other countries;
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
•
transfer of manufacturing processes to larger‑scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For example the EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”), to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom (“UK”) will seek to align its regulations with the European Union (“EU”). The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”), launched an eight-week consultation on reframing the UK legislation for clinical trials which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the EU CTR. A decision by the UK not to closely align its regulations with the new approach adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Results of preclinical studies or clinical trials of any product candidates may not be predictive of the results of future preclinical studies or clinical trials.

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we or any collaborator for such product candidate must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective in humans. Before an investigational new drug (“IND”) can be submitted to the FDA and become effective, which is a prerequisite for conducting clinical trials on human subjects in the United States, a product candidate must successfully progress through extensive preclinical studies, which include preclinical laboratory testing, animal studies, and formulation studies, certain of which must be conducted in accordance with GLP. We cannot be certain of the timely completion or outcome of any preclinical studies. We also cannot predict if the FDA or comparable foreign regulatory authorities will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. Additionally, we cannot be sure that we will be able to submit INDs or similar applications with respect to our product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Moreover, success in preclinical studies or early clinical trials does not ensure that later preclinical studies or clinical trials will be successful. A number of companies in the biotechnology and biopharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, clinical and preclinical data are often susceptible to varying interpretations and analyses. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. For example, in January 2025, we announced that our KOASTAL-1 study did not demonstrate a statistically significant improvement on the primary endpoint of change from baseline in the Montgomery-Åsberg Depression Rating Scale (“MADRS”) total score at Week 6 or the key secondary endpoint of a change from baseline in the Snaith-Hamilton Pleasure Scale (“SHAPS”) scale. In addition, the results of our preclinical animal studies, including our non‑human primate studies, may not be predictive of the results of outcomes in subsequent clinical trials on human subjects. Product candidates in clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.

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
•
regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a risk evaluation and mitigation strategy (“REMS”), plan to ensure that the benefits of the product outweigh its risks;
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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing, distribution, adverse event reporting, including the submission of safety and other post‑marketing information and reports, and other possible activities relating to our product candidates are subject to extensive regulation. In the United States, obtaining marketing approval for a new drug requires the submission of a New Drug Application (“NDA”) to the FDA, and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product candidate. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing, and controls. Outside the United States, many comparable foreign regulatory authorities employ similar approval processes.

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

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, testing, safety, efficacy, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post‑marketing information and reports, and registration, as well as continued compliance with current good manufacturing practices (“cGMPs”) and similar foreign requirements, and GCPs for any clinical trials that we conduct post‑approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing, including Phase 4 clinical trials, and additional surveillance to monitor the safety and efficacy of the product candidate.

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

Separately, during the COVID‑19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, whether as a result of a public health crisis, failure of the government to agree on funding, or otherwise, or if funding shortages, staffing reductions or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti‑corruption laws, and anti‑money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti‑bribery and anti‑money laundering laws in the countries in which we conduct activities. Anti‑corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government‑affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti‑Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation;
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires, among other things, certain manufacturers of drugs and devices that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare and Medicaid Services (“CMS”), information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by such physicians and their immediate family members;
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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA of importance to the biopharmaceutical and biotechnology industries are the following:

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA remains in effect in its current form. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is unclear how other healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the ACA, will impact our business.

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

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which already has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, the IRA marks the most significant action by Congress with respect to the biopharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the biopharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

Furthermore, the Federal Trade Commission (“FTC”) also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5 of the Federal Trade Commission Act (“FTC Act”). Even when HIPAA does not apply, according to the FTC violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute a violation of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.

We may maintain certain sensitive information about individuals, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws and regulations governing the privacy and security of personal information or requiring notification of affected individuals and state regulators in the event of a breach of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Although there are limited exemptions for health‑related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. Any clinical trial programs and research collaborations that we engage in outside the United States may implicate international data protection laws, including, in the European Economic Area (“EEA”), the General Data Protection Regulation (“GDPR”), which became effective in 2018. The GDPR imposes stringent operational requirements for processors and controllers of the personal data of individuals within the EEA. Among other things, the GDPR requires detailed information to be given to data subjects regarding our processing of their personal data, including, for example, notices for clinical trial subjects and investigators, as well as requirements regarding the security of personal data and notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects. If our privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices, enforcement actions requiring us to change the way we use personal data and/or fines. In addition to statutory enforcement, a personal data breach can lead to adverse publicity and a potential loss of business. Further, from January 1, 2021, companies have had to comply with both the GDPR and the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, imposes separate but similar obligations to those under the GDPR. The UK GDPR mirrors the fines under the GDPR, imposing fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

Among other requirements, the GDPR and UK GDPR regulate transfers of personal data subject to the GDPR or UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA or UK and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case‑by‑case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”) rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self‑certified under the DPF. On October 12, 2023, the UK Extension to the DPF also came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the DPF. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. These laws and regulations may apply, not only to us, but also to vendors that store or otherwise process data on our behalf, such as information technology vendors. If such a vendor misuses data we have provided to it, or fails to safeguard such data, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions, as well as adverse publicity and a potential loss of business.

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

Further, we use artificial intelligence (“AI”), machine learning, and automated decision-making technologies (collectively, “AI Technologies”) throughout our business. The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU or are expected to enter into force in 2025. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For instance, California enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation. For example, on March 13, 2024, Utah passed the Utah AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and on May 17, 2024, Colorado enacted the Colorado AI Act, which will take effect in February 2026. Further, the California Privacy Protection Agency recently finalized regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.

In Europe, on May 21, 2024, EU legislators approved the EU Artificial Intelligence Act (the “EU AI Act”), which establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market. The EU AI Act entered into force on August 1, 2024 and the majority of the substantive requirements will apply from August 2, 2026. The EU AI Act will apply to companies that develop, use and/or provide AI in the EU and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and proposes fines for breach of up to 7% of worldwide annual turnover. In addition, the revised EU Product Liability Directive came into force in December 2024, to be implemented into EU member state national law by December 2026. This directive extends the EU’s existing strict product liability regime to AI Technologies and AI-enabled products, and facilitates civil claims in respect of harm caused by AI. Once fully applicable, the EU AI Act and the EU Product Liability Directive will have a material impact on the way AI is regulated in the EU. Recent case law from the CJEU has taken an expansive view of the scope of the GDPR’s requirements around automated decision making and introduced uncertainty in the interpretation of these rules. The EU AI Act, and developing interpretation and application of the GDPR in respect of automated decision making, together with developing guidance and/or decisions in this area, may affect our use of AI Technologies and our ability to provide, improve or commercialize our business, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.

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

We currently and may in the future rely on foreign CROs and CMOs. Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, in January 2024, there was congressional activity, including the introduction of the BIOSECURE Act (“H.R. 7085”) in the House of Representatives and a substantially similar Senate bill (“S.3558”). In September 2024, the U.S. House of Representatives passed a version of the BIOSECURE Act (“H.R. 8333”), however, the Senate did not approve that legislation. In October 2025, both the U.S. House of Representatives and Senate passed their respective versions of the National Defense Authorization Act of 2026 (“NDAA”), each including an amendment often referred to as “BIOSECURE 2.0.” While BIOSECURE 2.0 has not yet been enacted and must still be reconciled in conference, the current text would establish federal government contracting, grant, and loan restrictions similar in effect to previously introduced bills. As currently proposed, BIOSECURE 2.0 would implement a process-based designation system through which biotechnology companies “of concern” would be identified based on whether such companies fall within statutorily defined categories, including entities identified on the Department of Defense’s Section 1260H list of “Chinese military companies” and other entities that are subject to the direction, control, or jurisdiction of a foreign adversary’s government which pose national security risks based on specified criteria. If BIOSECURE 2.0 becomes law or similar laws are passed, they would have the potential to restrict the ability of biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by this legislation.

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

There is a limited number of third‑party service providers that specialize or have the expertise required to achieve our business objectives. Many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If any of our relationships with these third‑party laboratories, CROs or clinical investigators terminate, we may not be able to enter into arrangements with alternative laboratories, CROs, or investigators or to do so in a timely manner or on commercially reasonable terms. If laboratories, CROs, or clinical investigators do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our preclinical or clinical protocols, regulatory requirements or for other reasons, our preclinical or clinical trials may be extended, delayed, or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed. Switching or adding additional laboratories or CROs (or “investigators”) involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new laboratory or CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Additionally, CROs may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. Though we carefully manage our relationships with our contracted laboratories and CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and prospects.

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

Composition of matter patents for biopharmaceutical products often provide a strong form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain, however, that the claims in our pending patent applications covering the composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office (“USPTO”), or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered valid and enforceable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off‑label” for those uses that are covered by our method of use patents. Although off‑label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement can be difficult to prevent or prosecute.

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

Finally, Europe’s Unified Patent Court (“UPC”) may, in particular, present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. In 2012, the European Patent Package (“EU Patent Package”) regulations were passed with the goal of providing a single pan‑European Unitary Patent system and UPC for litigation involving European patents.

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
•
negative clinical outcomes or other adverse events related to product candidates being developed by others in the central nervous system (“CNS”) field;
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

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 49% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, certain members of our board of directors were originally designated by our principal stockholders, including Amgen and ARCH Venture Partners. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of September 30, 2025, we had outstanding a total of 161,945,427 shares of common stock and approximately 49% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, approximately 48,059,014 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards (“NOLs”) and other pre‑change tax attributes (such as research and development tax credits) to offset its post‑change income or taxes may be limited. We may have experienced ownership changes in the past and may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre‑change NOLs and tax credits to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

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

We no longer qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act and, as a result, are subject to various disclosure and compliance requirements that did not previously apply, such as:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”);
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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act, the Dodd‑Frank Wall Street Reform and Consumer Protection Act (“Dodd‑Frank Act”) the listing requirements of Nasdaq, and other applicable securities rules and regulations. Complying with these rules and regulations has increased and will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are required to disclose changes made in our internal control and procedures on a quarterly basis. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may also need to hire additional employees or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

See Note 15 – Subsequent Event to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q for information regarding the amendment to the loan and security agreement with K2 HealthVentures LLC.

(c)

Trading Arrangements

The following table describes, for the three months ended September 30, 2025, each trading arrangement for the purchase or sale of Company securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

			Trading Arrangement
Name (Title)	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Daljit (Bill) Singh Aurora (Chief Operating and Development Officer)	Amend(1)	August 7, 2025	X		114,703	December 31, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1) Changed the timing and price limits of sales under the trading arrangement originally adopted on April 22, 2024.

ITEM 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	9/19/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	9/19/2023	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate.	S-1/A	9/11/2023	4.2
10.1†	First Amendment to Loan and Security Agreement, dated November 4, 2025, with K2 HealthVentures LLC				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Neumora Therapeutics, Inc.

Date: November 6, 2025	By:	/s/ Paul L. Berns
	Name:	Paul L. Berns
	Title:	Chief Executive Officer

Date: November 6, 2025	By:	/s/ Michael Milligan
	Name:	Michael Milligan
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)