Form 10-K
period 2025-12-31
Neumora Therapeutics, Inc.
filed 2026-03-30
CIK 1885522

1q1`1q`` thatin03ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non‑affiliates of the registrant was approximately $63.3 million based upon the closing price of the registrant’s common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) on the Nasdaq Global Select Market. The calculation of the aggregate market value of common stock held by non‑affiliates of the registrant excludes shares of common stock held by each officer, director and stockholder that the registrant concluded were affiliates on that date. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant's Common Stock outstanding as of March 23, 2026 was 182,040,945.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s proxy statement for the 2026 Annual Meeting of Shareholders. Such proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2025.

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
•
the impact to our business from general political conditions, including but not limited to, disruptions in U.S. government operations and funding, geopolitical conflicts such as the war between Russia and Ukraine, and the war in the Middle East, and any sanctions or other repercussions that may result therefrom;
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

iii

PART I

ITEM 1. Business.

Overview

We are a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by bringing forward the next generation of novel therapies with brain-penetrant chemistry that offer improved treatment outcomes and quality of life for patients. Our therapeutic pipeline currently consists of programs that target novel mechanisms of action for a broad range of underserved, prevalent diseases. We are advancing a Phase 3 program for navacaprant, a novel once-daily oral kappa opioid receptor (“KOR”) antagonist that is being developed for the treatment of major depressive disorder (“MDD”), which we believe has the potential to provide significant advantages relative to the standard of care, if approved. We are also advancing NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (“V1aR”) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (“AD”). Beyond navacaprant and NMRA-511, Neumora is advancing NMRA-898, a novel M4 PAM with potential best in class pharmacology for the treatment of schizophrenia. Additionally, Neumora is developing NMRA-215, a highly brain-penetrant, oral NLRP3 inhibitor for the treatment of obesity. We expect several updates from these programs throughout 2026, including to report Phase 3 KOASTAL-2 and -3 topline data in the second quarter of 2026, report MAD extension data with NMRA-511 in the second half of 2026, and to report multiple ascending dose (“MAD”) data with NMRA-898 in the second half of 2026.

Our Product Candidates

We have rapidly scaled our pipeline through both internal discovery capabilities and business development activities. Our therapeutic pipeline comprises programs for neurodegenerative diseases, neuropsychiatric diseases, and metabolic disorders, each targeting a novel mechanism of action. The current pipeline is shown in the table below.

ALS = Amyotrophic lateral sclerosis; CK1δ= Casein Kinase I Isoform delta; GCase = Glucocerebrosidase; KOR = kappa opioid receptor; M4 = Muscarinic Acetylcholine Receptor M4; NLRP3 = Nucleotide-binding Domain, Leucine-rich–containing Family, Pyrin Domain–containing-3; V1aR = Vasopressin 1a Receptor; DIO = diet induced obesity mouse model.

NMRA-511

NMRA-511 is a highly potent and selective, investigational antagonist of the V1aR that exhibited greater than 3,000-fold selectivity over the V1b and V2 receptors and approximately 300-fold selectivity over the oxytocin receptor in preclinical studies. The V1aR is known to play a role in regulation of aggression, affiliation, stress and anxiety response and several lines of evidence indicate that V1aR antagonists have therapeutic potential for reducing symptoms of agitation.

In the first quarter of 2026, we reported NMRA-511 Phase 1b results, demonstrating a clinically meaningful effect size in people with AD agitation. Following the topline Phase 1b results announced in January 2026, we announced new data from a pre-specified analysis of the Phase 1b study in patients with a Neuropsychiatric Inventory Agitation/Aggression (“NPI-AA”) score ≥4, which aligns with the enrollment criteria from other sponsors’ pivotal studies. That new data supports the unsurpassed clinical effect of NMRA-511. We plan to report data from a multiple ascending dose expansion cohort evaluating higher doses of NMRA-511 in the second half of 2026 and to initiate a Phase 2 study with NMRA-511 in Alzheimer’s disease agitation in the first quarter of 2027.

NMRA-GCase

NMRA-GCase is an activator program focused on elevating the activity of the enzyme glucocerebrosidase (“GCase”) that we are developing for the treatment of Parkinson’s Disease (“PD”). Mutations in the GBA1 gene, which codes for the enzyme GCase, are the single largest genetic risk factor for PD. GCase deficiencies lead to storage disorders of the lysosome, which plays an important role in maintaining cellular balance, and a group of patients with PD have lysosomal dysfunction. Our NMRA-GCase program is in the preclinical phase of development. We exclusively licensed certain intellectual property rights related to NMRA-GCase from Amgen. The enzyme GCase belongs to a family of proteins known as “lysosomal glycoside hydrolases” that are located within the lysosomal compartments of cells and cause the cleavage of complex molecules containing sugar. The GBA gene encodes GCase and homozygous or compound heterozygous mutation carriers in GBA are associated with Gaucher’s disease, a lysosomal storage disorder. Mutations in the GBA gene are associated with PD (approximately 10% of PD patients). Functional GCase is crucial for the recycling and disposal of proteins and lipids in the lysosome. Numerous scientific studies have demonstrated that GCase mutations trigger lysosomal dysfunction, cell toxicity, inflammation and the accumulation of alpha-synuclein (a hallmark of PD), which is toxic to neurons.

NMRA-CK1δ

NMRA-CK1δ is a casein kinase 1 isoform delta (“CK1δ”) inhibitor program that we intend to develop for Amyotrophic Lateral Sclerosis (“ALS”). CK1δ is a kinase that has been identified as a proximal upstream regulator of TDP-43 phosphorylation, a key driver of TDP-43-driven pathology in approximately 95% of sporadic ALS cases. There is also genetic evidence supporting the role of TDP-43 in ALS. Our NMRA-CK1δ program is in preclinical development. We exclusively licensed certain intellectual property rights related to NMRA-CK1δ from Amgen. CK1δ is a key proximal kinase phosphorylating TDP-43, a protein implicated in the pathology of both sporadic and familial ALS and certain types of frontotemporal dementia (“FTD”). Protein aggregates containing phosphorylated TDP-43 are present in degenerating motor neurons of ALS patients. It is hypothesized that reduction of TDP-43 phosphorylation with a CK1δ inhibitor will reduce TDP-43 driven pathology and slow disease progression. Published data have demonstrated that CK1δ inhibitors reverse aberrant TDP-43 related phenotypes in both in vitro and in vivo studies.

Navacaprant (NMRA-140) (KOR)

Navacaprant is a novel, oral once-daily, selective kappa opioid receptor (“KOR”) antagonist in development for the monotherapy treatment of MDD. There are currently over 21 million adults in the United States diagnosed with MDD, 85% of whom either do not receive treatment with a pharmacological agent or fail to achieve remission with first-line selective serotonin reuptake inhibitors (“SSRIs”) / serotonin and norepinephrine reuptake inhibitors (“SNRIs”). We are developing navacaprant as a once-daily oral medication designed to modulate the dopamine and reward processing pathways that play an important role in the regulation of mood, cognition, reward and behavior. The KOR/dynorphin system is well-characterized, known to modulate depression, anhedonia and anxiety, and represents a novel approach to treating MDD and other major neuropsychiatric disorders. Navacaprant is being investigated in the KOASTAL pivotal Phase 3 program evaluating navacaprant monotherapy in patients with moderate to severe MDD.

The KOASTAL program includes three Phase 3 studies, KOASTAL-1, KOASTAL-2 and KOASTAL-3 as well as an open-label extension study, KOASTAL-LT, designed to evaluate the long-term safety of navacaprant, which were all initiated in 2023. In January 2025, we announced results from the first study in the KOASTAL program, KOASTAL-1. The study did not demonstrate a statistically significant improvement on the primary endpoint of change from baseline in the Montgomery-Åsberg Depression Rating Scale (“MADRS”) total score at Week 6 or the key secondary endpoint of a change from baseline in the Snaith-Hamilton Pleasure Scale (“SHAPS”) scale. In the study navacaprant was shown to be safe and generally well-tolerated with no serious adverse events reported. There was no signal for increased suicidal ideation or suicidal behavior compared to placebo, as measured by Columbia Suicide Severity Rating Scale (“C-SSRS”). Following the announcement of topline results from the KOASTAL-1 study, Neumora conducted extensive analyses to identify factors that might have contributed to the study outcome, and made adjustments to the KOASTAL-2 and -3 studies based on the findings of those analyses. The KOASTAL-2 and -3 studies are fully enrolled with more than 400 patients enrolled in each study. We expect a joint topline data readout for KOASTAL-2 and -3 in the second quarter of 2026 including topline data for each study as well as pre-specified analyses with more than 450 patients enrolled after study optimizations in early 2025.

NMRA-898

Neumora’s M4 franchise comprises two highly potent and selective M4 muscarinic receptor positive allosteric modulators (“PAMs”), NMRA-861 and NMRA-898, that may offer an improved therapeutic profile for schizophrenia and other neuropsychiatric disorders over standard of care. Neumora exclusively licensed certain intellectual property rights related to NMRA-861 and NMRA-898 from the Warren Center for Neuroscience Drug Discovery at Vanderbilt University.

In March 2026, we announced that we designated NMRA-898 as the lead program in our M4 franchise. We believe that NMRA-898 is well suited for continued development in schizophrenia based on promising clinical results from a Phase 1 single ascending dose study, including:

•
NMRA-898 demonstrated an approximately 80-100-hour half-life in humans to date, confirming the potential for once-daily dosing and supporting development advantages.
•
Exposures were dose proportional with low variability and predicted free exposures in the brain above in vitro M4 EC50 levels.
•
Exposure-dependent increases in heart rate, of similar magnitude to those demonstrated by Cobenfy (“KarXT”), providing pharmacodynamic evidence of target engagement.

We are conducting a multiple ascending dose (“MAD”) study with NMRA-898 in healthy volunteers and patients with stable schizophrenia. The goal of the study is to identify a maximum tolerated dose of NMRA-898 and confirm central nervous system (“CNS”) penetration via cerebrospinal fluid (“CSF”) exposure. We expect to report data from the ongoing Phase 1 study in the second half of 2026.

NMRA-215

NMRA-215 is a, highly brain-penetrant, oral NLRP3 inhibitor in development for the treatment of obesity. The NLRP3 inflammasome is a critical part of the innate immune system that responds to pathogens and cellular damage and is implicated in both CNS and peripheral system disorders. NLRP3-mediated neuroinflammation in the hypothalamus is lined to obesity, and targeting NLRP3 in the hypothalamus is hypothesized to modulate dysfunctional neuronal circuitry related to appetite, leading to decreased food intake. In October 2025, we announced pre-clinical weight loss data with NMRA-215 from three diet-induced obesity (“DIO”) mouse studies. In the studies, NMRA-215 demonstrated class-leading weight loss of up to 19% as a monotherapy with semaglutide-like induction and 26% in combination with semaglutide. We also completed a 12-week DIO study, that reinforces the potential of NMRA-215 for the treatment of obesity in both the mechanism of action switch and weight loss maintenance paradigms.

We have successfully completed 28-day rat and dog and 13-week dog toxicology studies with NMRA-215. Each study identified a No Observed Adverse Effect Level (“NOAEL”) with high margins to predicted human exposures of NMRA-215 that we believe will achieve sustained IC90 concentrations in the brain.

Separately, in a 13-week rat toxicology study, unexpected adverse findings were observed in 5 of the 142 animals. The findings were not dose dependent and are not associated with a known on-target or molecule related effect. We believe these findings may be related to a study conduct issue, and have opened a for-cause audit of the 13-week rat toxicology study.

In parallel, we are repeating the 13-week rat toxicology study with a different contract research organization and now expect to bring NMRA-215 into the clinic in the first quarter of 2027.

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

Our patent portfolio includes three primary types of patents and patent applications: (i) molecule patents that cover composition of matter and methods of treatment; (ii) patents directed to our precision neuroscience approach that covers key artificial intelligence (“AI”) algorithms and machine learning (“ML”)-based processes for identifying and monitoring targeted patient populations; and (iii) biomarker patents that cover methods of diagnosing and treating patients, with our molecules. As of December 31, 2025, we own, co-own, or have an exclusive license to over 400 patents and pending applications in the United States and foreign jurisdictions. These include 51 issued U.S. patents and 153 issued foreign patents.

The term of any individual issued patent depends upon the legal term of the patent in the country in which it is obtained. In most countries that we file, the patent term is 20 years from the earliest date of filing a nonprovisional patent application related to the issued patent. However, the actual protection afforded by an issued patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent. A U.S. patent also may be accorded patent term adjustment (“PTA”), under certain circumstances to compensate for delays in obtaining the patent from the United States

Patent and Trademark Office (“USPTO”). In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers a United States Food and Drug Administration (“FDA”) approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process.

Molecule Patent Portfolio

As of December 31, 2025, our molecule patents include over 348 owned and exclusively licensed patents and patent applications, of which 33 are issued U.S. patents and 141 are issued foreign patents. A further breakdown of our material molecule patents and applications as of December 31, 2025 is below:

•
Navacaprant (NMRA-140): We own, co-own or exclusively license two patent families that include five issued U.S. patents, and additional U.S. and foreign patents and pending applications related to navacaprant. These patents and applications cover composition of matter. We have an exclusive license from The Scripps Research Institute (“TSRI”) to one of the patent families, which includes two issued U.S. patents that are expected to expire in 2033 excluding any patent term adjustment or patent term extension. We co-own the other patent family with TSRI. This family has three patents granted in the United States, and additional patents granted in Europe, China, Hong Kong, Korea, Australia, Mexico, Singapore, India, Israel, Japan, Eurasia, Brazil, and South Africa. An additional patent application in this family is pending in Canada. The last issued patent from these families licensed to us from TSRI is expected to expire in 2038 excluding any patent term adjustment or patent term extension. We anticipate that we will apply for any available patent term extension to the family with base expiration in 2038.
•
NMRA-511: We own two issued U.S. patents and additional U.S. and foreign patents and pending applications related to NMRA-511. These patents and applications cover composition of matter. This family has two patents granted in the United States, and additional patents granted in Singapore, Europe, Japan, Mexico, Australia, Israel, Hong Kong, India, New Zealand, South Africa, Korea, and China. An additional patent application in this family is pending in Canada. The issued U.S. patents and future patents that issue are expected to expire in 2038 excluding any patent term adjustment or patent term extension.
•
M4R: We exclusively license several patent families that include 19 issued U.S. patents and additional U.S. and foreign patents and pending applications related to our M4R franchise from Vanderbilt. These patents and applications cover composition of matter. The last patent expiration date for the issued patents and patents expected to issue that are exclusively licensed from Vanderbilt that cover NMRA-898 and NMRA-861 is 2044 excluding any patent term adjustment or patent term extension.

Precision Toolbox Patent Portfolio

Our Precision Toolbox is covered by process patents and patent applications relating to multimodal methods of identifying and monitoring targeted patient populations. The process patents and patent applications are directed to (i) the use of tools to detect and capture data from patients using specific modalities, unimodal processing and/or diagnostic techniques for specific modality types; and (ii) multimodal machine learning and AI-based processes for combining different types of data to identify and monitor targeted patient populations. Our Precision Toolbox patent portfolio includes several patent families, comprising 18 issued U.S. patents, additional pending U.S. and foreign patent applications. The issued U.S. and foreign patent and future patents that issue from these families are expected to expire between 2038 and 2045, excluding any patent term adjustment.

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

Trademarks

We also protect our brands through the procurement of trademark rights and have a portfolio of registered and pending trademark applications in the United States and abroad. As of December 31, 2025, the portfolio includes trademark applications for the mark NEUMORA, that are pending in Canada, and International Applications filed under the Madrid Protocol. Trademark applications for NEUMORA have been registered in Australia, Brazil, Europe, India, Israel, Japan, China, Mexico, South Korea, the United Kingdom, and the United States.

In-Licensing and Collaboration Agreements

Exclusive License Agreements with Amgen for CK1d and GCase

In September 2021, we entered into two exclusive license agreements with Amgen (the “Amgen Licenses”) with one of the agreements covering development of products directed to casein kinase 1 delta (the “CK1d License”) and the other covering development of products directed to ß- Glucocerebrosidase (the “GCase License”).

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

Under the Amgen Licenses, we agreed to pay Amgen contingent consideration payable in cash up to an aggregate of $360.0 million in commercial milestone payments upon the achievement of certain sales thresholds per licensed product under the CK1d License and up to an aggregate $360.0 million in commercial milestone payments upon the achievement of certain sales thresholds per licensed product under the GCase License. We also agreed to pay tiered royalties at percentages ranging from the low to high-single-digits on annual worldwide net sales of licensed products under the CK1d License, and royalties at a low-single-digit percentage on annual worldwide net sales of licensed products under the GCase License, payable on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last to expire licensed patent or Neumora patent claiming the composition of matter of such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country. Under each Amgen License, the royalty payments are subject to reductions on a country-by-country basis for lack of patent coverage, generic entry and payment obligations for third-party licenses. As of December 31, 2025, none of the milestones pursuant to the Amgen Licenses have been achieved and no amounts were recognized related to the contingent consideration milestones.

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

2015 TSRI License Agreement

In connection with the acquisition of BlackThorn in September 2020, we gained rights to a license agreement between BlackThorn and TSRI entered into in November 2015, as amended in November 2017 and April 2019 (“2015 TSRI License Agreement”). Pursuant to the 2015 TSRI License Agreement, TSRI granted us a worldwide, exclusive license under certain patent rights and a worldwide, non-exclusive license under certain know-how relating to TSRI’s Kappa Opioid Receptor (“KOR” or “navacaprant”), V1aR Receptor (“V1aR” or “NMRA-511”) Antagonist and oxytocin receptors (“OTR”) positive allosteric modulator programs (collectively, the “TSRI Programs”), in each case that is sublicensable under certain conditions, to use, manufacture and commercialize products (i) that are covered by the relevant licensed patents, (ii) that involve the use or incorporation of the licensed know-how or (iii) that are KOR, V1aR or OTR modulators discovered by BlackThorn within two years of the effective date of the 2015 TSRI License Agreement for the diagnostic, prophylactic and/or therapeutic treatment of humans and animals. The last patent expiration date for the patents licensed pursuant to the TSRI 2015 License Agreement is 2038, excluding any patent term adjustment or patent term extension. The licensed patent rights are subject to TSRI’s right to use the licensed patents for internal research and educational purposes and to grant non-exclusive licenses to other non-profit or academic institutions to use the licensed patent rights for internal research and educational purposes.

We are subject to certain research and development milestone timeline obligations and have agreed to use commercially reasonable efforts to obtain regulatory approvals and to commercialize the licensed products.

Under the 2015 TSRI License Agreement, BlackThorn issued TSRI shares of its capital stock representing one percent of all outstanding shares of its capital stock calculated on a fully diluted basis. We paid a change of control success fee to TSRI in shares of our Series A-1 convertible preferred stock with a fair value of $0.3 million. In December 2023, as part of the milestone payment under the BlackThorn Merger Agreement that became due upon the dosing of the first patient in the Phase 3 clinical trial for navacaprant, (1) we issued 50,903 shares of stock to TSRI as a success fee under the 2015 TSRI License Agreement and (2) we paid to TSRI $0.3 million as a milestone payment under the 2015 TSRI License Agreement. Beyond the payment of the change in control success fee, the success fee for the BlackThorn Merger Agreement milestone and the navacaprant milestone payment under the 2015 TSRI License Agreement, as of December 31, 2025, no other contingent consideration related to the milestones, royalty or other payments have been made to TSRI pursuant to the TSRI 2015 License Agreement.

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

Vanderbilt License Agreement

Pursuant to the Vanderbilt License Agreement, we obtained an exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain patent rights and a non-exclusive, worldwide, royalty-bearing, sub-licensable (subject to certain restrictions) license under certain know-how covering small molecule positive allosteric modulators (“PAMs”) predominantly of the muscarinic acetylcholine receptor subtype 4 (“M4”), to develop, manufacture and commercialize products, processes, and services covered by such patent rights or that incorporate or use such know-how, for any and all uses. The last patent expiration date for the licensed patents that are issued or expected to issue, from currently pending or provisional applications, pursuant to the Vanderbilt License Agreement is 2041, excluding any patent term adjustment or patent term extension. The licensed patent rights are subject to Vanderbilt’s right to use the patent rights for research, internal non-commercial use and educational purposes.

We have agreed to use commercially reasonable efforts to develop and commercialize licensed products, and to achieve certain development milestones. Failure to meet our obligations in accordance with the Vanderbilt License Agreement to achieve such milestones may constitute a material breach of contract that entitles Vanderbilt to terminate the Vanderbilt License Agreement.

Under the Vanderbilt License Agreement, we paid an upfront fee of $13.0 million. We are also obligated to pay Vanderbilt tiered royalties at mid-single-digit percentages on net sales of royalty-bearing products, which are payable on a country-by-country and product-by-product basis until the later of expiration of the last to expire valid claim covering composition of matter in the licensed patents and the tenth anniversary of the first commercial sale of such product in such country. Under the Vanderbilt License Agreement, the royalty payments are subject to reductions on a country-by-country basis for the lack of patent coverage, generic entry and payment obligations for third-party licenses. In addition, we are obligated to pay Vanderbilt a low-double- digit percentage of sublicense income we receive for sublicenses entered into before the achievement of a specified event. We also agreed to pay Vanderbilt payments of up to $42.0 million upon achievement of specified development milestone events and up to $380.0 million upon achievement of specified commercial milestone events, but in no event will our total milestone payments to Vanderbilt exceed $422.0 million. In November 2023 and July 2025, a $2.0 and $5.0 million, respectively, development milestone was paid to Vanderbilt under the Vanderbilt License Agreement. Also in November 2023, Neumora and Vanderbilt executed an option exercise notice pursuant to which we agreed to include within the scope of the exclusive license under the Vanderbilt License Agreement certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to a sponsored research agreement between us and Vanderbilt. As consideration for the exercise of this option, Neumora paid Vanderbilt $0.8 million in 2023. As of December 31, 2025, no other milestone, royalty or other payment (other than the upfront payment and development milestone described above) has become payable to Vanderbilt pursuant to the Vanderbilt License Agreement.

In May 2024, the Company and Vanderbilt entered into a second sponsored research agreement with Vanderbilt and concurrently entered into an amendment to the Vanderbilt License Agreement (“Second Amendment to the Vanderbilt License Agreement”), to extend the rights granted to the Company under the Vanderbilt License Agreement to the data and patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to the second sponsored research agreement.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. A new drug must be approved by the FDA through the New Drug Application (“NDA”) process before it may be legally marketed in the United States. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”) to establish the safety and efficacy of the proposed drug for its intended use;
•
preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current Good Manufacturing Practice (“cGMP”) requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies that the FDA has identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct post-market, clinical trials designed to further assess a drug’s safety and/or effectiveness after NDA approval, and may require additional testing and surveillance programs to monitor the safety of approved products which have been commercialized. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy (“REMS”), to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA will not approve the NDA without an approved REMS, if required. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.

In addition, the Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same approved indication or use within such disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs relating to the approved indication or use of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same indication or use within the relevant disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the disease or condition for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity in the relevant indication or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved indication or use of patients with the relevant rare disease or condition.

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

Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”) or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA) submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Foreign Government Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization (“MA”), commercial sales and distribution of our products. The foreign regulatory approval process includes all of the risks associated with FDA approval set forth above, as well as additional country-specific regulation.

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

Non-clinical Studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union (“EU”) are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practices (“GCP”) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining an MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the European Medicine Agency (“EMA”) is 210 days, excluding clock stops.

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

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

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

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (“UK”) is not generally subject to EU laws with respect to medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the (“EU”) CTR is not applicable in the UK.

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

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the UK’s standalone medicines and medical devices regulator. As a result of the Ireland/Northern Ireland protocol, different rules apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”), which continued to follow the EU regulatory regime. However, on January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (“Clinical Trials”) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA published its consultation outcome on March 21, 2023 confirming that it would bring forward changes to the legislation. The resulting legislative amendments, which are yet to be published, will ultimately determine the extent to which the UK regulations align with the (“EU”) CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. Under the terms of the Windsor Framework, these licenses became valid for the whole of the UK from January 1, 2025. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, a 150-day assessment (subject to clock-stops) and a rolling review procedure. The rolling-review procedure permits the separate or joint submission of quality, non-clinical, and clinical data to the MHRA which can be reviewed on a rolling basis. After an application under the rolling-review procedure has been validated, the decision should be received within 100 days (subject to clock-stops). In addition, since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”), when reviewing certain types of MAAs. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g. the regulatory in Australia, Canada, Switzerland, Singapore, Japan, the U.S.A. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update a MA in the UK or Great Britain. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60 day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval hasn’t been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals.

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

By way of example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which, among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is unclear how other healthcare reform measures, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Further, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which already has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Most recently, the IRA marks the most significant action by Congress with respect to the pharmaceutical industry since the adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began on January 1, 2025). Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS announced the agreed upon prices of the first ten drugs that are subject to price negotiations, which took effect in January 2026, and the subsequent fifteen drugs, which will first be effective in 2027. Each year thereafter, more Part B and Part D products will become subject to HHS price negotiation program, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act (the “OBBBA”) also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products, if approved, could adversely affect our revenue and commercial prospects.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our investigational products that receive approval.

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

Data Privacy and Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, including clinical trial data, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information. Further, to the extent we collect personal data from individuals outside of the United States, through clinical trials or otherwise, we could be subject to foreign laws, such as the GDPR, which govern the privacy and security of personal data, including health-related data. Our use of AI/ML may also be subject to evolving laws and regulations, controlling for data bias and anti-discrimination. Privacy and security laws, regulations and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Manufacturing

We do not own or operate any manufacturing facilities. We currently depend on and expect to continue to depend on third-party contract manufacturing organizations (“CMOs”) for all of our requirements of raw materials, drug substance and drug product for our preclinical research and clinical trials of our product candidates. Certain of these CMOs, including the drug substance supplier for our navacaprant and the drug product suppliers for our navacaprant and NMRA-511 programs, are single-source suppliers. None of these single-source suppliers have the ability to terminate these agreements for convenience and there are no minimum purchase commitments. We intend to continue to rely on CMOs for later-stage development and commercialization of our product candidates, including any additional product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

Competition

Neumora is a clinical-stage biopharmaceutical company founded to confront the global brain disease crisis by taking a fundamentally different approach to the way treatments for brain diseases are developed. Our efforts to date have resulted in a pipeline of clinical and preclinical programs targeting a broad range of underserved, prevalent disorders. The foundation of our approach is an integration between our portfolio of therapeutic candidates with novel mechanisms of action and our precision neuroscience approach, supported by our Precision Toolbox of translational neuroscience tools, methods, and data science capabilities. As such, we compete with multiple biopharmaceutical and biotechnology companies that are similarly working to develop therapeutics targeting neuropsychiatric disorders and neurodegenerative diseases. While we believe we have the competitive advantages referred to above, we face competition from major biopharmaceutical and biotechnology companies, academic institutions, governmental agencies, consortiums and public and private research institutions, among others, many of whom have significantly greater resources than us. Notable competitors include traditional biopharmaceutical and biotechnology companies targeting brain diseases such as Axsome Therapeutics; Denali Therapeutics; Neurocrine Biosciences; Prothena Corporation; and Xenon Pharmaceuticals.

Facilities

Our corporate headquarters are located in Watertown, Massachusetts, where we sublease approximately 10,000 square feet of office space pursuant to a sublease agreement that expires in August 2027.

We believe that our existing facilities are sufficient for our near-term needs but expect to need additional space as we grow. We believe that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Employees and Human Capital Resources

As of December 31, 2025, we had 96 full-time employees, 56 of whom were primarily engaged in research and development activities. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

ITEM 1A. Risk Factors.

RISK FACTORS

Investing in shares of our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before making an investment decision. The risks described below are not the only ones facing us. Many of the following risks and uncertainties are, and will be, exacerbated by any worsening of the global business and economic environment. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, reputation, or results of operations. In such case, the trading price of shares of our common stock could decline, and you may lose all or part of your investment. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect our company and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future. We expect that it will be several years before we have a commercialized product and generate revenue from product sales, if at all. As of December 31, 2025, we had an accumulated deficit of $1,184.1 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our initial public offering, any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. For example, in October 2024 we entered into a sales agreement with Leerink Partners LLC (“Leerink”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM with Leerink as the sales agent. During the years ended December 31, 2025 and 2024, we received aggregate net proceeds of $19.7 million and $13.7 million, respectively, through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. In December 2023, we settled a Phase 3 navacaprant milestone owed to BlackThorn stockholders by primarily issuing shares of our common stock. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. For example, in May 2025, we entered into a loan and security agreement (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), which includes certain affirmative and restrictive covenants that may, among other things, limit our ability to incur additional debt. Additionally, pursuant to the terms of the Loan Agreement, K2HV has the right to convert up to an aggregate of $12.5 million of the outstanding principal of the term loans into shares of our common stock. As of March 30, 2026, K2HV has the right to convert up to an aggregate of $6.5 million of the remaining outstanding principal into shares of common stock, which right, if exercised, could have a dilutive impact on our stockholders’ ownership interests.

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

Drug development in the fields of brain diseases, including neuropsychiatric disorders and neurodegenerative diseases in particular, has seen very limited success historically. Clinical success depends on a number of factors, and developing a product candidate for treatment of these and other brain diseases is extremely difficult and subjects us to a number of unique challenges, including obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

We intend to work closely with the FDA and comparable foreign regulatory authorities to perform the requisite scientific analyses and evaluation in an effort to obtain regulatory approval for our product candidates for brain or centrally mediated diseases; however, the process of developing our product candidates may be more complex and time-consuming relative to other more well-known approaches to drug development. We cannot be certain that our approach will lead to the development of product candidates that effectively and safely address the underlying brain or centrally mediated diseases.

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

As of December 31, 2025 we had 96 full‑time employees. We will continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to the complexity in managing a company that has scaled very quickly, we may not be able to scale our headcount and operations effectively to manage the expansion of our product pipeline or recruit and train the necessary additional personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

To obtain the requisite regulatory approvals to market and sell any of our product candidates, we or any collaborator for such product candidate must demonstrate through extensive preclinical studies and clinical trials that the product candidate is safe and effective in humans. Before an investigational new drug application (“IND”) can be submitted to the FDA and become effective, which is a prerequisite for conducting clinical trials on human subjects in the United States, a product candidate must successfully progress through extensive preclinical studies, which include preclinical laboratory testing, animal studies, and formulation studies, certain of which must be conducted in accordance with GLP. We cannot be certain of the timely completion or outcome of any preclinical studies. We also cannot predict if the FDA or comparable foreign regulatory authorities will allow our proposed clinical programs to proceed or if the outcome of our preclinical studies will ultimately support further development of our programs. Additionally, we cannot be sure that we will be able to submit INDs or similar applications with respect to our product candidates on the timelines we expect, if at all, and we cannot be sure that submission of IND or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

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
•
the results of clinical trials may not meet the level of statistical significance or persuasiveness required by the FDA or comparable foreign regulatory authorities for approval;
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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing reductions or policy changes could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

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

If a prolonged government shutdown occurs, or if funding shortages, staffing reductions or similar constraints or events prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other activities, such events or circumstances could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA remains in effect in its current form. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which, among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. It is unclear how other healthcare reform measures of the Trump administration or other efforts, if any, to challenge, repeal or replace the ACA, will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. Further, in August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect until 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress.

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which already has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, the IRA marks the most significant action by Congress with respect to the biopharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the biopharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The OBBBA also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

In addition, the Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for investigational products, if approved. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers.

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

We may maintain certain sensitive information about individuals, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations, and directly from individuals (or their healthcare providers) who enroll in our patient assistance programs. As such, we may be subject to state laws and regulations governing the privacy and security of personal information or requiring notification of affected individuals and state regulators in the event of a breach of personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Although there are limited exemptions for health‑related information, including clinical trial data, the CCPA may increase our compliance costs and potential liability. Similar laws have been passed in other states, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

Among other requirements, the GDPR and UK GDPR regulate transfers of personal data subject to the GDPR or UK GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA or UK and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses – a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism – alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case‑by‑case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints, and/or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and new laws regulating AI Technologies have either entered into force in the United States and the EU or are expected to enter into force in 2026. In the United States, the Trump administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For instance, California enacted a number of new laws that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation. For example, on March 13, 2024, Utah passed the Utah AI Policy Act, which took effect in May 2024, imposing certain disclosure requirements on the use of AI, and on May 17, 2024, Colorado enacted the Colorado AI Act, which will take effect in February 2026. Further, the California Privacy Protection Agency recently finalized regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future.

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

We currently and may in the future rely on foreign CROs and CMOs. Such foreign CROs and CMOs may be subject to U.S. legislation, sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts, and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. This and similar laws could have the potential to restrict the ability of biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by this or future legislation.

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

•
general political conditions, including but not limited to, disruptions in U.S. government operations and funding, geopolitical conflicts such as the war between Russia and the Ukraine, and the war in the Middle East, and any sanctions or other repercussions that may result therefrom;
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
•
stock‑based compensation estimates;
•
changes in general political conditions, including but not limited to, disruptions in U.S. government operations and funding, geopolitical conflicts such as the war between Russia and the Ukraine, and the war in the Middle East, and any sanctions or other repercussions that may result therefrom;
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

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 47% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, certain members of our board of directors were originally designated by our principal stockholders, including Amgen and ARCH Venture Partners. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2025, we had outstanding a total of 174,260,336 shares of common stock and approximately 47% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, approximately 47,721,826 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. For example, in October 2024 we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM program with Leerink as the sales agent. During the years ended December 31, 2025 and 2024, we received aggregate net proceeds of $19.7 million and $13.7 million, respectively, through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. In December 2023, we settled a Phase 3 navacaprant milestone owed to BlackThorn stockholders by primarily issuing shares of our common stock. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three‑year period, the corporation’s ability to use its pre‑change net operating loss carryforwards (“NOLs”) and other pre‑change tax attributes (such as research and development tax credits) to offset its post‑change income or taxes may be limited. We may have experienced ownership changes in the past and may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which are outside our control). As a result, our ability to use our pre‑change NOLs and other pre-change tax attributes to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Global credit and financial markets have experienced extreme volatility and disruptions due to a number of factors including concerns about declines in consumer confidence, declines in economic growth, inflation, tariffs, trade controls, borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the failure of banks, the military conflict in Ukraine, the war in the Middle East and supply chain disruptions. There can be no assurance that future deterioration in global credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive, if at all possible. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We are a smaller reporting company and the reduced reporting requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain a smaller reporting company so long as (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter is less than $250 million or (b) (1) we have less than $100 million in annual revenues during our most recently completed fiscal year and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter is less than $700 million. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and may decline.

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

Pursuant to Section 404(a) of the Sarbanes‑Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting. In the event we regain “accelerated filer” or “large accelerated filer” status, we will be required to have an independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex, judgmental and require significant documentation, testing and possible remediation.

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

Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our audited consolidated financial statements, unaudited consolidated financial statements and related notes. Such changes to existing standards or changes in their interpretation may also have an adverse effect on our reputation, business, financial condition, and results of operations.

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

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and confidential information. Despite the implementation of security measures, our information technology systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to attack, damage, or interruption from diverse threat vectors, including hacking, cyberattacks, “phishing” attacks and other social engineering schemes, computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, denial or degradation of service attacks, sophisticated nation‑state and nation‑state supported actors, unauthorized access or use by persons within our organization, natural disasters, terrorism, war and telecommunication and electrical failures, employee theft or misuse, human error, and fraud. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Further, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents, including social engineering and phishing attacks. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques – including artificial intelligence – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Although to our knowledge we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and negatively affect, our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Further, we cannot ensure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information.

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

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

The Committee receives annual reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to the full board of directors regarding its activities, including those related to cybersecurity. The full board of directors also regularly receives briefings from management on our cybersecurity program. Board members receive presentations on cybersecurity topics from our Senior Director of Infrastructure and Cybersecurity, internal security staff or external experts as part of the board of directors’ continuing education on topics that impact public companies.

Our management team, including our Senior Director of Infrastructure and Cybersecurity (20 years of cybersecurity risk management experience) and Chief Information Officer (five years of cybersecurity risk management experience), is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes demonstrated expertise in cybersecurity, life sciences, and security industry certifications such as Certified Information Security Manager (“CISM”) and Certified Information Systems Security Professional (“CISSP”).

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

ITEM 2. Properties.

Our corporate headquarters are located in Watertown, Massachusetts, where we sublease approximately 10,000 square feet of office space pursuant to a sublease agreement that expires in August 2027.

ITEM 3. Legal Proceedings.

On February 6, 2025, a purported stockholder of the Company filed a lawsuit against us, certain executive officers, and certain underwriters in the United States District Court for the Southern District of New York (Case No. 1:25-cv-01072). The complaint is a putative class action alleging violations of the Securities Act related to our initial public offering on September 15, 2023. The plaintiff seeks compensatory damages, as well as fees and costs. The complaint claims that our offering documents contained false and misleading statements and omitted material facts about the prospects of navacaprant. We do not believe these allegations have merit and have moved to dismiss. On November 19, 2025, the Court appointed Victor Otcheretko as Lead Plaintiff and on January 14, 2026 Lead Plaintiff Otcheretko filed an amended complaint. On March 11, 2026, defendants filed a motion to dismiss the amended complaint. Lead Plaintiff’s opposition to defendants’ motion to dismiss is due April 22, 2026, and defendants’ reply in support of the motion to dismiss is due May 22, 2026. The Court has not yet scheduled a hearing on the motion to dismiss.

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

Holders of Our Common Stock

As of March 23, 2026, there were approximately 78 holders of record of shares of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

Overview

We are a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by bringing forward the next generation of novel therapies with brain-penetrant chemistry that offer improved treatment outcomes and quality of life for patients. Our therapeutic pipeline currently consists of programs that target novel mechanisms of action for a broad range of underserved, prevalent diseases. We are advancing a Phase 3 program for navacaprant, a novel once-daily oral kappa opioid receptor (“KOR”) antagonist that is being developed for the treatment of major depressive disorder (“MDD”), which we believe has the potential to provide significant advantages relative to the standard of care, if approved. We are also advancing NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (“V1aR”) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (“AD”). Beyond navacaprant and NMRA-511, Neumora is advancing NMRA-898, a novel M4 PAM with potential best in class pharmacology for the treatment of schizophrenia. Additionally, Neumora is developing NMRA-215, a, highly brain-penetrant, oral NLRP3 inhibitor for the treatment of obesity. We expect several updates from these programs throughout 2026, including to report Phase 3 KOASTAL-2 and -3 topline data in the second quarter of 2026, report MAD extension data with NMRA-511 in the second half of 2026, and to report multiple ascending dose (“MAD”) data with NMRA-898 in the second half of 2026.

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

As of December 31, 2025, we had $182.5 million in cash and cash equivalents. Based upon our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of the consolidated financial statements.

Since our inception, we have incurred significant operating losses and we expect to continue to incur significant losses for the foreseeable future as we continue to advance the development of our product candidates and approach, and incur additional costs associated with being a public company. Our net losses were $236.9 million and $243.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1,184.1 million. Our primary use of our capital resources is to fund our operating expenses, which consist primarily of expenditures related to identifying, acquiring, developing, and in-licensing our precision neuroscience approach and product candidates, and conducting preclinical studies and clinical trials, and to a lesser extent, general and administrative expenditures. Our net losses may fluctuate significantly from period to period, depending on the timing of our clinical trials and our expenditures on research and development activities.

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

Acquisitions of Assets

We have completed various acquisitions. For details regarding our acquisitions, see Note 7 – Acquisitions of Assets to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Strategic License and Research and Collaboration Agreements

We have assumed license arrangements with certain third parties as a result of our acquisitions and have entered into several additional agreements with various parties. For details regarding these agreements, see Note 9 – Strategic License and Research and Collaboration Agreements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (“BlackThorn Milestones”). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In December 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of December 31, 2025, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.0 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. Additionally, in July 2025, we achieved and settled in cash a $5.0 million development milestone. As of December 31, 2025, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

Components of Operating Results

Operating Expenses

Research and Development

Research and development expenses consist of external and internal expenses, and primarily relate to our discovery efforts and development of our precision neuroscience approach, programs, and product candidates. We account for acquired in-process research and development (“IPR&D”) expenses from our strategic acquisitions separately from research and development expenses.

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

Results of Operations

For the Years Ended December 31, 2025 and 2024

The following table summarizes our result of operations for the periods presented:

	Year Ended December 31,
	2025	2024	$ Change
	(in thousands)
Operating expenses:
Research and development	$176,065	$200,927	$(24,862)
General and administrative	60,091	62,537	(2,446)
Acquired in-process research and development	5,000	—	5,000
Total operating expenses	241,156	263,464	(22,308)
Loss from operations	(241,156)	(263,464)	22,308
Other income (expense):
Interest income	8,344	19,933	(11,589)
Interest expense	(3,219)	—	(3,219)
Other income (expense), net	(767)	(78)	(689)
Total other income	4,358	19,855	(15,497)
Net loss before income taxes	(236,798)	(243,609)	6,811
Provision for income taxes	130	178	(48)
Net loss	$(236,928)	$(243,787)	$6,859

Research and Development Expenses

The following table summarizes our research and development expenses by program for the periods presented:

	Year Ended December 31,
	2025	2024	$ Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$93,204	$105,442	$(12,238)
M4 PAM programs	12,277	11,041	1,236
NMRA-511 program	8,097	7,236	861
Preclinical programs	10,987	5,776	5,211
Internal and unallocated expenses:
Personnel-related costs	36,052	47,036	(10,984)
Other costs	15,448	24,396	(8,948)
Total research and development expenses	$176,065	$200,927	$(24,862)

Research and development expenses decreased by $24.9 million, or 12%, to $176.1 million for the year ended December 31, 2025 from $200.9 million for the year ended December 31, 2024.

Direct external program expenses decreased by $4.9 million primarily driven by:

•
a $12.2 million reduction in navacaprant program expenses following the completion of the KOASTAL-1 Phase-3 trial in 2024, and
•
partially offset by a $5.2 million increase in preclinical research and manufacturing, and increased clinical trial related costs to both the M4 PAM and NMRA-511 programs of $1.2 million and $0.9 million, respectively.

Internal and unallocated expenses decreased by $19.9 million, which were primarily due to:

•
lower personnel-related costs of $11.0 million due to a reduction in stock based compensation expense primarily driven by one time stock option modification expense of $3.6 million recorded in 2024 that did not recur, as well as departures of certain key executive, and lower overall headcount, and

•
a decrease in other costs of $8.9 million primarily due to a reduction in expense incurred under our research and collaboration agreements with Amgen of $6.3 million. The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024 and a final payment was made to Amgen in May 2025. Additionally, facilities-related expenses decreased by $2.2 million, reflecting the Company’s relocation from a combined office and laboratory facility to a smaller office-only footprint.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses of $5.0 million for the year ended December 31, 2025 was related to the achievement of a Phase 1 development milestone under the Vanderbilt License Agreement.

General and Administrative Expenses

General and administrative (“G&A”) expenses decreased by $2.4 million, or 4%, to $60.1 million for the year ended December 31, 2025 from $62.5 million for the year ended December 31, 2024. The decrease was primarily attributable to reduced consulting and personnel related costs.

Interest Income

Interest income decreased by $11.6 million to $8.3 million for the year ended December 31, 2025 from $19.9 million for the year ended December 31, 2024, which was attributable to less interest earned on our lower balances in cash equivalents and marketable securities.

Interest Expense

Interest expense of $3.2 million for the year ended December 31, 2025 consisted of interest expense related to our Loan Agreement, amortization of debt issuance costs and accretion of the final payment fee.

Liquidity and Capital Resources

Sources of Liquidity

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

As of December 31, 2025, we had $182.5 million of cash and cash equivalents.

Prior to our Initial Public Offering (“IPO”) we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes. In September, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million.

In October 2024 we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (“ATM”) with Leerink as the sales agent. During the years ended December 31, 2025 and 2024, we received aggregate net proceeds of $19.7 million and $13.7 million, respectively, through sales of shares of our common stock under the ATM after deducting commissions and offering expenses.

In May 2025, we entered into a loan and security agreement, (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”). The Loan Agreement provides us with a term loan facility in the aggregate principal amount of up to $125.0 million, of which we have borrowed $60.0 million. The remaining $65.0 million is available for borrowing upon our request, subject to certain clinical and regulatory milestones or discretionary approval by the lenders. The term loan facility matures on May 1, 2029 and can be extended to May 1, 2029, subject to our achievement of certain clinical milestones.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the issuance of the consolidated financial statements. However, we anticipate that we will need to raise additional financing in the future to fund our operations, including the commercialization of any approved product candidates. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. We expect to continue to expend significant resources for the foreseeable future.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(206,440)	$(182,936)
Investing activities	168,520	(70,557)
Financing activities	77,089	21,603
Net change in cash and cash equivalents and restricted cash	$39,169	$(231,890)

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2025 was $206.4 million, which consisted of a net loss of $236.9 million, partially offset by non cash charges of $30.9 million and a change in our net operating assets and liabilities of $0.4 million. The noncash charges primarily consisted of $29.9 million of stock-based compensation and $1.9 million of noncash operating lease expense, partially offset by $2.9 million of net accretion of discounts on marketable securities. The change in our net operating assets and liabilities primarily resulted from an increase accrued liabilities of $4.2 million primarily related to our clinical programs, partially offset by an increase in prepaid assets and other current assets of $2.8 million due to the timing of payments related to clinical trials and a decrease in operating lease liabilities of $1.9 million due to the Company’s move to a smaller office footprint.

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

Investing Activities

Net cash used in investing activities for the twelve months ended December 31, 2025 was $168.5 million, which primarily consisted of $82.9 million in purchases of marketable securities, partially offset by $251.2 million in proceeds from sales and maturities of marketable securities.

Net cash used in investing activities for the twelve months ended December 31, 2024 was $70.6 million, which primarily consisted of $312.2 million in purchases of marketable securities, partially offset by $242.4 million in proceeds from sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2025 was $77.1 million, which primarily consisted of net proceeds from our term loan with K2HV of $57.2 million and net proceeds from the ATM offering of $19.7 million

Net cash provided by financing activities for the twelve months ended December 31, 2024 was $21.6 million, which primarily consisted of proceeds from the exercise of stock options of $7.5 million and net proceeds from the ATM offering of $13.7 million.

Contractual Obligations and Other Commitments

Our contractual obligations and commitments relate primarily to our operating lease for our office and laboratory facilities located in Massachusetts with a noncancelable lease term expiring in August 2027. As of December 31, 2025, undiscounted future minimum lease payments of $0.5 million remain on our operating lease. See Note 8 – Commitments and Contingencies to our consolidated financial statements for further information.

We have entered into a number of acquisitions of assets that are summarized in Note 7 – Acquisitions of Assets to our consolidated financial statements. As part of these acquisitions of assets, we are obligated to pay cash and/or stock for future contingent payments that are dependent upon future events, and in some cases, vesting by the recipient of the contingent payment, such as our achievement of certain development, regulatory, and commercial milestones. We have also assumed license arrangements with various third parties, primarily as a result of our acquisitions, and have entered into additional agreements that are summarized in Note 8 –Strategic License and Research and Collaboration Agreements to our consolidated financial statements. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are uncertain and dependent upon future events such as our achievement of certain development, regulatory, and commercial milestones royalties, and sublicensing revenue in the future, as applicable.

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

Smaller Reporting Company Elections

We are a smaller reporting company, which allows us to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our Annual Report and our periodic reports and proxy statements and providing only two years of audited financial statements in our Annual Report and our periodic reports. We will remain a smaller reporting company so long as (a) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter is less than $250 million or (b) (1) we have less than $100 million in annual revenues during our most recently completed fiscal year and (2) the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day our most recently completed second fiscal quarter is less than $700 million.

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

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Neumora Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neumora Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued clinical trial and preclinical costs

Description of the Matter

The Company recorded accrued clinical trial and preclinical costs of $16.0 million as of December 31, 2025. As described in Note 2, the Company estimates and records accrued expenses for the related research and development activities based on the level of services performed but not yet invoiced pursuant to agreements established with its service providers, according to the progress of preclinical studies, clinical trials or related activities, and discussions with applicable personnel and service providers as to the progress or state of consummation of goods and services.

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

San Jose, California

March 30, 2026

NEUMORA Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except par values)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$182,530	$142,148
Restricted cash	—	1,213
Short-term marketable securities	—	165,430
Prepaid expenses and other current assets	8,007	5,264
Total current assets	190,537	314,055
Property and equipment, net	40	1,140
Operating lease right-of-use assets	417	1,777
Other assets	53	—
Total assets	$191,047	$316,972
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,379	$3,307
Accrued liabilities	28,788	24,593
Early exercise liability, current portion	—	133
Operating lease liabilities, current portion	284	1,853
Total current liabilities	32,451	29,886
Long term debt, net	54,532	—
Operating lease liabilities, noncurrent	193	—
Early exercise liability, net of current portion	—	22
Total liabilities	87,176	29,908
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized as of December 31, 2025 and December 31, 2024; no shares issued and outstanding as of December 31, 2025 and December 31, 2024.	—	—
Common stock, $0.0001 par value; 700,000 shares authorized as of December 31, 2025 and December 31, 2024; 174,260 and 161,710 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.	17	16
Additional paid-in capital	1,288,003	1,234,207
Accumulated other comprehensive income	—	62
Accumulated deficit	(1,184,149)	(947,221)
Total stockholders’ equity	103,871	287,064
Total liabilities and stockholders’ equity	$191,047	$316,972

The accompanying notes are an integral part of these consolidated financial statements.

NEUMORA Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$176,065	$200,927
General and administrative	60,091	62,537
Acquired in-process research and development	5,000	—
Total operating expenses	241,156	263,464
Loss from operations	(241,156)	(263,464)
Other income (expense):
Interest income	8,344	19,933
Interest expense	(3,219)	—
Other expense, net	(767)	(78)
Total other income	4,358	19,855
Net loss before income taxes	(236,798)	(243,609)
Provision for income taxes	130	178
Net loss	$(236,928)	$(243,787)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(62)	138
Comprehensive loss	$(236,990)	$(243,649)
Net loss per share, basic and diluted	$(1.45)	$(1.53)
Weighted-average shares outstanding, basic and diluted	163,391	159,377

The accompanying notes are an integral part of these consolidated financial statements

NEUMORA Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain / (Loss)	Deficit	Equity
Balance as of December 31, 2023	158,832	$16	$1,172,570	$(76)	$(703,434)	$469,076
Issuance of common stock upon exercise of stock options	1,957	—	7,482	—	—	7,482
Issuance of common stock under employee stock purchase plan	52	—	427	—	—	427
Issuance of common stock through at-the-market transactions net of offering costs $0.8 million	885	—	13,598	—	—	13,598
Forfeiture of restricted stock subject to repurchase	(99)	—	—	—	—	—
Vesting of restricted common stock	88	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	140	—	—	140
Repurchase of unvested early exercised stock options	(5)	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	138	—	138
Stock-based compensation	—	—	39,990	—	—	39,990
Net loss	—	—	—	—	(243,787)	(243,787)
Balance as of December 31, 2024	161,710	$16	$1,234,207	$62	$(947,221)	$287,064
Forfeiture of unvested restricted common stock	(231)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	434	—	275	—	—	275
Issuance of common stock through at-the-market transactions net of offering costs $0.4 million	7,476	1	19,652	—	—	19,653
Vesting of restricted stock units	370	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	155	—	—	155
Unrealized loss on marketable debt securities	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	29,876	—	—	29,876
Issuance of common stock upon conversion of convertible debt	4,501	—	3,838	—	—	3,838
Net loss	—	—	—	—	(236,928)	(236,928)
Balance as of December 31, 2025	$174,260	17	$1,288,003	$—	$(1,184,149)	$103,871

The accompanying notes are an integral part of these consolidated financial statements.

NEUMORA Therapeutics, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities:
Net loss	$(236,928)	$(243,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,876	39,990
Non-cash operating lease expense	1,892	3,290
Depreciation and amortization	208	631
Net accretion of investments in marketable securities	(2,934)	(5,719)
Impairment of held for sale assets	595	—
Loss on disposal of property and equipment	47	—
Amortization of debt issuance costs and accretion of final payment fee	492	—
Amortization and write-off of deferred debt issuance costs	717	—
Other noncash expenses	32	23
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,770)	15,905
Accounts payable	71	2,873
Accrued liabilities	4,195	7,236
Operating lease liabilities	(1,880)	(3,378)
Other assets	(53)	—
Net cash used in operating activities	(206,440)	(182,936)
Investing activities:
Purchases of marketable securities	(82,868)	(312,223)
Cash paid for acquisition of assets	—	(775)
Proceeds from maturities of marketable securities	251,170	242,441
Proceeds from sale of property and equipment	218	—
Net cash provided by (used in) investing activities	168,520	(70,557)
Financing activities:
Proceeds from term loan, net	57,161	—
Proceeds from exercise of stock options	—	7,482
Proceeds from employee stock purchase plan purchases	275	427
Proceeds from issuance of common stock in at-the-market transactions, net of commissions and offering costs	19,653	13,694
Net cash provided by financing activities	77,089	21,603
Net change in cash and cash equivalents and restricted cash	39,169	(231,890)
Cash and cash equivalents and restricted cash at beginning of year	143,361	375,251
Cash and cash equivalents and restricted cash at end of period	$182,530	$143,361
Components of cash and restricted cash:
Cash and cash equivalents	$182,530	$142,148
Restricted cash	—	1,213
Total cash and cash equivalents and restricted cash	$182,530	$143,361
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,501	$—
Cash paid for income taxes	$323	$473
Supplemental disclosure of noncash investing and financing activities:
Principal amount of debt extinguished upon conversion to common stock	$3,950	$—
Debt issuance costs reclassified to equity in connection with conversion	$112	$—
Right-of-use-asset in connection with new operating lease agreement	$532	$—
Operating lease liability in connection with new lease agreement	$505	$—

The accompanying notes are an integral part of these consolidated financial statements.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Organization and Liquidity

Description of Business

Neumora Therapeutics, Inc. (the “Company”), was originally incorporated in the State of Delaware in November 2019, and is headquartered in Watertown, Massachusetts. The Company is a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by bringing forward the next generation of novel therapies with brain-penetrant chemistry that offer improved treatment outcomes and quality of life for patients. The Company’s therapeutic pipeline currently consists of programs that target novel mechanisms of action for a broad range of underserved, prevalent diseases. The Company is advancing a Phase 3 program for navacaprant, a novel once-daily oral kappa opioid receptor (“KOR”) antagonist that is being developed for the treatment of major depressive disorder (“MDD”), which the Company believes has the potential to provide significant advantages relative to the standard of care, if approved. The Company is also advancing NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (“V1aR”) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (“AD”). Beyond navacaprant and NMRA-511, Neumora is advancing a Phase 1 multiple-ascending dose (“MAD”) study of NMRA-898, a novel M4 PAM with potential best-in-class pharmacology. Additionally, Neumora is developing NMRA-215, a highly brain-penetrant, oral NLRP3 inhibitor for the treatment of obesity.

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

Liquidity

As of December 31, 2025, the Company had cash and cash equivalents of $182.5 million, which are available to fund future operations. The Company believes that its existing cash and cash equivalents as of December 31, 2025 will be sufficient to support operations for at least the next 12 months from the date these consolidated financial statements were available to be issued.

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

Debt and Debt Issuance Costs

Debt issuance costs are presented on the consolidated balance sheet as a direct deduction from the related debt liability. Debt issuance costs represent fees paid to the lender and legal and other direct costs incurred in connection with the Company's term loan under the Loan Agreement (defined below). Debt issuance costs are amortized to interest expense using the effective interest method over the term of the loan and are presented as a reduction to the carrying value of the loan. Final payment fees are accreted as additional interest expense using the effective interest method over the term of the loan. To the extent the Company has incurred debt issuance costs associated with undrawn tranches under the Loan Agreement that are not probable of being drawn, such costs are expensed as incurred.

Leases

The Company determines if an arrangement is or contains a lease at inception by assessing whether it conveys the right to control the use of an identified asset in exchange for consideration. If a lease is identified, classification is determined at lease commencement. To date, all of the Company’s leases have been determined to be operating leases. Operating lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s leases do not provide an implicit interest rate and therefore the Company estimates its incremental borrowing rate to discount lease payments. The incremental borrowing rate reflects the estimated interest rate that the Company would have to pay to borrow on a collateralized basis, an amount equal to the lease payments in a similar economic environment over a similar term. Operating lease right-of-use (“ROU”) assets are determined based on the corresponding lease liability adjusted for any lease payments made at or before commencement, initial direct costs, and lease incentives. The operating lease ROU asset also includes impairment charges if the Company determines the ROU asset is impaired. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option. Operating lease expenses are recognized, and the ROU assets are amortized on a straight-line basis over the lease term. The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The Company has elected not to recognize on the consolidated balance sheets leases with terms of one year or less.

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

The cost of an acquisition of assets, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an acquisition of assets. Any difference between the cost of an acquisition of assets and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

values. Assets acquired as part of an acquisition of assets that are considered to be in-process research and development intangible assets (“IPR&D”) are immediately expensed and recorded as a component of acquired in-process research and development expense in the consolidated statements of operations and comprehensive loss unless there is an alternative future use in other research and development projects.

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

If the target legal entity is determined to be a variable interest entity (“VIE”) and not a business, all tangible and intangible assets acquired, including any IPR&D assets but excluding goodwill, and liabilities assumed, including contingent consideration, are recorded at their fair values. If the acquisition is determined to be a business combination, all tangible and intangible assets acquired, including any IPR&D assets, and liabilities assumed, including contingent consideration, are recorded at their fair values. Goodwill is recognized for any difference between the consideration transferred and fair value determination. In addition, direct transaction costs in connection with business combinations are expensed as incurred, rather than capitalized.

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock-Based Compensation

The Company maintains equity incentive plans as a long-term incentive for employees, directors, and service providers. The Company accounts for all stock-based awards based on their fair value on the date of the grant. For stock-based awards with service only vesting conditions, the Company recognizes expense on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award. For awards with performance vesting conditions, the Company evaluates the probability of achieving the performance vesting condition at each reporting date. The Company begins to recognize expense for awards with performance-based vesting conditions using an accelerated attribution method when it is deemed probable that the performance condition will be met. For awards with both market and service vesting conditions, the Company recognizes expense using the accelerated attribution method over the derived requisite service period. Stock-based compensation is classified in the consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss, such as unrealized losses on the Company’s available-for-sale marketable securities.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (ASU 2023-09), which requires issuers to make additional discloses on an annual basis related to specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold on an annual basis, disclose additional information about income taxes paid as well as other disaggregated disclosures. The Company adopted the guidance prospectively in the annual period ended December 31, 2025. The required disclosures have been included in Note 14 - Income Taxes.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. We are currently evaluating the disclosure requirements related to ASU 2024-03.

3. Cash Equivalents and Marketable Securities

The following tables summarize the amortized cost and fair value of the Company’s cash equivalents and marketable securities by major investment category for the periods indicated:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$74,364	$—	$—	$74,364
Total cash equivalents	$74,364	$—	$—	$74,364

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	30,875	6	—	30,881
Total cash equivalents	$125,286	$6	$—	$125,292
Marketable securities:
Commercial paper	$61,374	$11	$(2)	$61,383
Certificates of deposit	1,918.0	—	—	1,918.0
U.S. government securities	74,411	36	(3)	74,444
Corporate debt securities	27,671	17	(3)	27,685
Total marketable securities	165,374	64	(8)	165,430
Total cash equivalents and marketable securities	$290,660	$70	$(8)	$290,722

As of December 31, 2025, the Company does not hold any marketable securities and the Company’s cash equivalents consist of money market funds, which are highly liquid investments with original maturities of three months or less. The Company has not realized any material gains or losses on its marketable securities, including any impairment charges on its securities related to expected credit losses.

4. Fair Value Measurements

The carrying amounts of the Company’s financial instruments, including prepaid expenses and other current assets, accounts payable, accrued liabilities and the current portion of operating lease liabilities approximate fair value due to the short-term nature of those instruments.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$74,364	$—	$—	$74,364
Total assets measured at fair value	$74,364	$—	$—	$74,364

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$94,411	$—	$—	$94,411
Commercial paper	—	30,881	—	30,881
Marketable securities:
Commercial paper	—	61,383	—	61,383
Certificates of deposit	—	1,918	—	1,918
U.S. government securities	74,444	—	—	74,444
Corporate debt securities	—	27,685	—	27,685
Total assets measured at fair value	$168,855	$121,867	$—	$290,722

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

5. Debt

Term Loan

On May 9, 2025 (the “Closing Date”), the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) that provides up to $125.0 million principal in term loans (the “Term Loans”) over four tranches. The first tranche consisted of up to $40.0 million with $20.0 million funded on the Closing Date and an option for an additional $20.0 million at the Company’s request through December 31, 2025. The second tranche commitment of $20.0 million is available to be drawn at the Company’s option through September 30, 2026, subject to the achievement of certain clinical and regulatory milestones and receipt of not less than $175.0 million in net cash proceeds from certain financing activities, with at least $150.0 million from an equity financing. A third tranche commitment of $15.0 million is available to be drawn at the Company’s option from December 1, 2027 through December 31, 2027, subject to certain regulatory approvals. A fourth and final tranche commitment of up to $50.0 million is available subject to K2HV’s review of certain information from the Company and discretionary approval by K2HV.

On November 4, 2025, the Company entered into a first amendment to the Loan Agreement with K2HV (the “First Amendment to the Loan Agreement”), pursuant to which the Company borrowed an additional $40.0 million in gross proceeds, consisting of $20.0 million from the remaining first tranche option and $20.0 million from the fourth tranche. As of December 31, 2025, total gross proceeds of $60.0 million had been drawn under the Loan Agreement. On December 10, 2025, the Company entered into a second amendment to the Loan Agreement with K2HV (the “Second Amendment to the Loan Agreement”), pursuant to which the Company restructured its obligations and timelines to conduct equity funding obligations.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The Amended Loan Agreement deferred the start date of the minimum liquidity covenant from January 1, 2026 to July 1, 2026. The applicable minimum liquidity requirement will depend on the Company’s achievement of specified operational milestones and/or its market capitalization and will be equal to (i) 50% of the outstanding obligations under the Loan Agreement, (ii) 105% of the outstanding obligations under the Loan Agreement, or (iii) waived in full (i.e., zero).

The Company may prepay, at its option, all, but not less than all, of the Term Loan then outstanding plus the accrued and unpaid interest on the portion of principal so repaid, subject to a prepayment premium and end of term fee. Prior to full repayment of the Term Loan, K2HV may elect to convert up to $10.0 million of outstanding principal into shares of the Company’s common stock at a conversion price equal to the lesser of $0.8774 per share and the lowest effective price per share of the Company’s next equity financing. Pursuant to the Amended Loan Agreement, K2HV was granted the option to convert an additional $2.5 million of outstanding principal into shares of the Company’s common stock at a conversion price equal to the lesser of $2.3906 per share and the lowest effective price per share in the Company’s next equity financing. No prepayment penalty applies to any principal amount converted into common stock.

In November 2025, K2HV delivered a conversion notice pursuant to which $2.5 million of outstanding principal under the Term Loan was converted into common stock of the Company at the applicable conversion price, resulting in the issuance of 2,849,327 shares of common stock to K2HV.

Additionally, in December 2025, K2HV delivered a conversion notice pursuant to which $1.5 million of outstanding principal under the Term Loan was converted into common stock of the Company at the applicable conversion price, resulting in the issuance of 1,652,609 shares of common stock to K2HV.

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

The Company analyzed the draw of proceeds under the First Amendment to the Loan Agreement to determine the appropriate accounting treatment under ASC 470. The First Amendment to the Loan Agreement provided for two tranches of borrowings: (i) a $20.0 million from the first tranche which was available to the Company at its election through December 31, 2025 per the terms of the Loan Agreement, and (ii) a discretionary tranche of $20.0 million from the fourth tranche, for which borrowings required discretionary approval by K2HV and were conditioned upon the issuance of a new $2.5 million conversion option.

With respect to the $20.0 million draw under the first, the Company determined that the borrowing did not constitute a troubled debt restructuring under ASC 470-60 or a modification of existing debt under ASC 470-50, as the terms of such borrowings were contemplated and approved at the inception of the Loan Agreement and the draw represented an exercise of a pre-existing contractual right. Accordingly, the Company recorded the $20.0 million as additional debt at face value net of debt issuance costs in accordance with the original terms of the Loan Agreement.

With respect to the $20.0 million draw under the discretionary fourth tranche, the Company determined that, because the borrowing required K2HV approval and was accompanied by the issuance of a new conversion option, the transaction did not represent a draw under a pre-existing facility but rather the issuance of new debt for accounting purposes. The Company therefore accounted for the $20.0 million borrowing as new debt.

The Company incurred debt issuance costs of $1.7 million in connection with the original Loan Agreement and an additional $1.1 million of debt issuance costs in connection with the First Amendment to the Loan Agreement. The Company is also required to make a final payment fee of $4.2 million upon maturity, equal to 6.95% of total principal drawn under the Loan Agreement.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Outstanding debt consisted of the following:

December 31, 2025
(in thousands)
Gross proceeds	$60,000
Conversion of term loan principal to common stock	(3,950)
Unamortized debt issuance costs	(1,854)
Accreted final payment fee	336
Total debt, long-term	$54,532

The following table provides the components of interest expense (in thousands):

Year Ended December 31, 2025
(in thousands)
Cash interest expense	$2,010
Write-off of deferred debt issuance costs	447
Accretion of final payment fee	336
Amortization of deferred debt issuance costs	270
Amortization of debt issuance costs	156
Total interest expense related to debt	$3,219

For the year ended December 31, 2025, the effective interest rate for the Term Loan was 13.0%.

Future principal payments, which include the final payment fee of $4.2 million, in connection with the Loan Agreement as of December 31, 2025 are as follows:

December 31, 2025
(in thousands)
Year ended December 31, 2026	$—
Year ended December 31, 2027	—
Year ended December 31, 2028	31,931
Year ended December 31, 2029	28,289
Total principal payments including final fee	$60,220

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$-	$2,844
Computer and software	197	287
Furniture and fixtures	30	58
Construction in progress	—	-
Total property and equipment	227	3,189
Less: accumulated depreciation and amortization	(187)	(2,049)
Total property and equipment	$40	$1,140

During the year ended December 31, 2025, the Company sold or disposed of lab and other equipment with a gross book value of $2.8

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

million and accumulated depreciation of $2.0 million. The Company received proceeds of $0.2 million and recorded an impairment on assets held for sale of $0.6 million and an immaterial loss on disposal.

Depreciation expense for the years ended December 31, 2025 and 2024 was $0.2 million and $0.6 million, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Accrued clinical trial and preclinical costs	15,956	$11,606
Compensation and benefits	11,494	9,975
Other	724	$326
Professional services	614	2,686
Total accrued liabilities	$28,788	$24,593

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

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due in October 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (the “BlackThorn Milestones”). At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. None of the BlackThorn Milestones were subject to liability classification and/or derivative accounting and any such contingent consideration will be recognized when the contingency is resolved, and the consideration becomes payable. The Company settled the Phase 3 navacaprant dosing milestone in December 2023 by issuing 6,072,445 shares of its common stock based on the volume weighted average price per share prior to the date the milestone was met and paying cash of $2.3 million to the former stockholders of BlackThorn and participants in the carveout plan (discussed below). As a result, the Company recognized $60.8 million in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones. None of the other Blackthorn Milestones have been achieved and no such amounts were deemed due or payable as of December 31, 2025.

BlackThorn Carveout Plan

The BlackThorn Merger Agreement required that the Company establish a carveout plan (the “BlackThorn Carveout Plan”), pursuant to which each BlackThorn stock option holder as of immediately prior to the closing date was allocated a certain number of units (the

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

“BlackThorn Carveout Units”) based on the number of shares underlying the outstanding options held by each participant at that time. Each BlackThorn Carveout Unit represents a right to receive a portion of the BlackThorn Milestone payment (the “BlackThorn Carveout Payments”) upon the later of (i) the achievement of a BlackThorn Milestone and (ii) the vesting of the BlackThorn Carveout Unit.

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

The Company settled the Phase 3 navacaprant dosing milestone in December 2023. The Company recognized contingent consideration related to Vested Carveout Units, which was included in acquired in-process research and developed expenses in the fourth quarter of 2023 related to the BlackThorn Milestones as described above. In addition, the Company recognized and paid $1.8 million in compensation related to the BlackThorn Carveout Units that were a compensatory arrangement in 2023. None of the other BlackThorn Milestones had been achieved and no such amounts were deemed due or payable as of December 31, 2025.

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

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the “Amgen Milestones”). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of December 31, 2025, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

Vanderbilt License

In February 2022, the Company and Vanderbilt University (“Vanderbilt”) entered into a license agreement (the “Vanderbilt License Agreement”). Pursuant to the Vanderbilt License Agreement, as amended, the Company obtained an exclusive, worldwide royalty-bearing, sublicensable (subject to certain restrictions) license under certain patent rights and a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain know-how covering small molecule positive allosteric modulators (“PAMs”) predominantly of the muscarinic acetylcholine receptor subtype 4 (“M4”) to develop, manufacture, and commercialize products, processes and services covered by such patent rights or that incorporate or use such know-how, for any and

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

uses (the “Vanderbilt IPR&D Assets”). Concurrently, the Company also executed a sponsored research agreement (see Note 8) with Vanderbilt. The sponsored research agreement was deemed to be a separate transaction and not accounted for as part of the acquisition of assets. The acquisition of Vanderbilt IPR&D Assets became effective in February 2022. In May 2024, the Company and Vanderbilt entered into a second sponsored research agreement with Vanderbilt and concurrently entered into an amendment to the Vanderbilt License Agreement (the “Second Amendment to the Vanderbilt License Agreement”), to extend the rights granted to the Company under the Vanderbilt License Agreement to the data and patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to the second sponsored research agreement.

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

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets, which was immediately recognized as acquired in-process research and development expense in the consolidated statement of operations and comprehensive loss as it was determined to have no alternative future use as of the acquisition date. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.0 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the “Vanderbilt Milestones”). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. In October 2023 and July 2025, Vanderbilt Milestones of $2.0 million and $5.0 million, respectively, were achieved. The milestones were settled in cash in November 2023 and July 2025, respectively, and recognized as in acquired in-process research and developed expenses in 2023 and 2025, respectively. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of December 31, 2025.

In addition, the Company also had an exclusive option, exercisable for a specified period of time, to negotiate an exclusive license to certain patent rights conceived or developed by Vanderbilt in the course of carrying out the sponsored research pursuant to the sponsored research agreements between the Company and Vanderbilt, the first of which was entered into at the same time as the Vanderbilt License Agreement and the second of which was executed in May 2024. The Company determined that the right to negotiate was not a freestanding instrument from the Vanderbilt License Agreement and did not meet the definition of a derivative. The Company exercised the above disclosed exclusive option under the first sponsored research agreement and the parties executed an agreement in December 2023 pursuant to which the Company licensed certain patent rights in return for a payment of $0.8 million that was recognized in acquired in-process research and developed expenses in 2023.

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

9. Strategic License and Research and Collaboration Agreements

2015 TSRI License Agreement

In connection with the acquisition of BlackThorn (see Note 7), the Company gained certain exclusive rights to intellectual property related to Kappa Opioid Receptor and V1aR Receptor Antagonist programs as well as an oxytocin receptors positive allosteric modulator program (collectively, the “TSRI Programs”) under a license agreement between BlackThorn and TSRI originally entered into in November 2015 (as amended, the “2015 TSRI License Agreement”). The technology licensed under the 2015 TSRI License Agreement is used in the Company’s navacaprant and NMRA-511 research and development programs.

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage in the mid-single digits of any sublicensing revenues the Company receives. In October 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses in the fourth quarter of 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of December 31, 2025.

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

As of December 31, 2025 and December 31, 2024, the Company was obligated to pay Amgen $0 and $6.3 million under the Amgen Collaboration Agreement, which was recorded within current liabilities on the consolidated balance sheet. Research and development expenses related to the Amgen Collaboration Agreement were $6.3 million and $12.5 million for the year ended December 31, 2025 and 2024, respectively.

The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024.

Sponsored Research Agreement with Vanderbilt

In February 2022, concurrently with the Vanderbilt License Agreement (see Note 7), the Company entered into a sponsored research agreement with Vanderbilt (“Vanderbilt Research Agreement”), pursuant to which Vanderbilt agreed to provide the Company research services to develop a M4 PAM back-up program.

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

In May 2024, concurrently with the Second Amendment to the Vanderbilt License Agreement (see Note 7), the Company entered into a second sponsored research agreement with Vanderbilt (“Second Vanderbilt Research Agreement”), pursuant to which Vanderbilt agreed to provide the Company additional research and development activities on the M4 PAM back-up program.

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

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra-R&D expense as project costs are incurred. The Company incurred costs of $1.6 million and $0.8 million during the year ended December 31, 2025 and 2024, respectively. Upon achievement of certain development, regulatory or commercial trigger events, the Company agreed to pay PRV in aggregate an amount equal to no more than four times the funding provided by PRV, i.e., a maximum repayment amount of up to £8.4 million. The trigger event payments meet the derivative scope exception under ASC 815 Derivatives and Hedging, and therefore do not need to be bifurcated and separately accounted for.

The Michael J. Fox Foundation for Parkinson’s Research Funding Agreement

In October 2025, the Company entered into a research funding agreement with The Michael J. Fox Foundation for Parkinson's Research ("MJFF"), pursuant to which MJFF agreed to provide the Company up to $3.3 million in funding, payable in two tranches, to support preclinical research and development activities advancing the Company's GCase program for the treatment of Parkinson's disease. The first tranche of $1.7 million was received in November 2025, with the second tranche expected to be received in May 2026.

The Company evaluated the nature of the funding arrangement and concluded it represents an obligation to perform services rather than a contribution or loan. Accordingly, funding received is deferred until project costs are incurred, at which point it is recognized as a reduction of research and development expense. As of December 31, 2025, the Company had not yet begun incurring expenses under the agreement, and the $1.7 million received is reflected as deferred funding within the consolidated balance sheet.

Pursuant to the agreement, upon achievement of certain development, regulatory, or commercial milestone events, the Company is obligated to make payments to MJFF in an aggregate amount not to exceed two times the total funding provided, representing a maximum repayment obligation of $6.6 million. The Company assessed whether these contingent payment obligations represent embedded derivatives requiring bifurcation under ASC 815, Derivatives and Hedging. The Company concluded that the obligations qualify for the derivative scope exception under ASC 815 and therefore are not required to be bifurcated and accounted for separately.

10. Stockholders’ Equity

Preferred Stock

The Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There are no shares of preferred stock issued and outstanding as of December 31, 2025.

Common Stock

Common stock outstanding in the consolidated balance sheet and consolidated statement of convertible preferred stock and stockholders’ equity as of December 31, 2025 includes 75,586 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services. Common stock reserved for future issuance consisted of the following:

December 31, 2025
(in thousands)
Shares reserved for options and restricted stock units issued under the equity plans	24,551
Shares reserved for future issuance under the equity plans	18,923
Shares reserved for future issuance under the employee stock purchase plan	4,246
Total	47,720

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

At-The-Market Equity Offering

In October 2024, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink”) pursuant to which the Company may offer and sell shares of its common stock from time to time through an “at-the-market” equity offering program, with Leerink acting as sales agent, for aggregate gross sales proceeds of up to $300.0 million. During the years ended December 31, 2025 and 2024, the Company issued 7,475,785 and 884,472 shares of common stock, respectively, and received aggregate net proceeds of $19.7 million and $13.7 million, respectively, after deducting sales commissions and offering expenses.

Debt Conversions

In November 2025, K2HV delivered a conversion notice pursuant to which $2.5 million of outstanding principal under the Term Loan was converted into common stock of the Company at the applicable conversion price, resulting in the issuance of 2,849,327 shares of common stock to K2HV. Additionally, in December 2025, K2HV delivered a conversion notice pursuant to which $1.5 million of outstanding principal under the Term Loan was converted into common stock of the Company at the applicable conversion price, resulting in the issuance of 1,652,609 shares of common stock to K2HV.

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

2023 Employee Share Purchase Plan

In September 2023, the Company adopted the 2023 Employee Share Purchase Plan (the ESPP). The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the 2023 ESPP through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning or end of the offering period. On January 1, 2025, the number of shares of common stock available for issuance under the 2023 ESPP increased by 1,617,099 shares as a result of the automatic increase provision of the ESPP. The Company issued 434,193 shares during the year ended December 31, 2025.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2024	13,927	$9.20	7.8	$44,953
Granted	13,882	1.60
Exercised	—	—
Canceled and forfeited	(3,819)	8.40
Expired	(547)	9.48
Outstanding as of December 31, 2025	23,443	$4.82	8.2	$2,710
Exercisable as of December 31, 2025	7,925	$7.74	6.8	$—

The stock option activity table above excludes options granted to purchase 446,068 shares of common stock that were originally granted with market conditions to one of the Company’s executives.

The weighted-average fair value of stock options granted was $1.22, and $12.48 per share for the years ended December 31, 2025 and 2024, respectively. The intrinsic value of stock options exercised was $0 and $16.7 million for the years ended December 31, 2025 and 2024, respectively. The aggregate grant-date fair value of options vested was $28.1 million and $24.6 million for the years ended December 31, 2025 and 2024, respectively.

Option Repricing

On February 13, 2025 (the “Effective Date”), the Company’s Board of Directors approved an option repricing (the “Repricing”) of the outstanding stock options held by members of the Board, certain employees and other service providers, including the Company’s named executive officers, subject to shareholder approval, which was obtained at the Annual Meeting of Stockholders on May 28, 2025 (“Modification Date”). Under the Repricing, the exercise price of each outstanding stock option under the Company’s 2023 Plan and 2020 Plan with an exercise price per share greater than $0.72 (the closing trading price of a share of the Company’s common stock on the Nasdaq Stock Market on May 28, 2025) held by those individuals eligible for the Repricing was repriced to $0.72 per share.

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

Of the incremental compensation cost, $1.5 million was recognized during the year ended December 31, 2025.

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Fair Value of Stock Options

The fair value of stock options granted for employee and non-employee awards was estimated at the grant date using the Black-Scholes option pricing model based on the following assumptions:

Year Ended December 31,
	2025	2024
Expected volatility	87.6% - 95.9%	91.6% - 97.9%
Expected term (years)	5.5 - 6.09	5.27 - 6.08
Risk-free interest rate	3.8% - 5.0%	3.5% - 4.6%
Expected dividend yield	—	—

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

Early Exercise of Employee Stock Options

The Company’s Plans allow for certain employees to exercise their stock options prior to vesting into shares of restricted common stock. The proceeds from early exercised stock options are recorded as liabilities in the consolidated balance sheets at the time of exercise and reclassified to common stock and additional paid-in capital as the underlying stock options vest and the Company’s repurchase right lapses. As of December 31, 2025, the Company had issued 1,004,607 shares of restricted common stock upon the early exercise of unvested stock options, of which 876,839 shares had vested and 122,987 unvested shares had been repurchased, such that 4,781 shares or restricted stock remained outstanding and unvested.

Restricted Stock Activity

The Company’s Plans allow for the grant of restricted common stock and restricted stock units to certain employees, executives, non-employee scientific advisors, and third-party service providers. The restrictions lapse over time primarily according to service-based

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

vesting conditions of each award. In the event of a voluntary or involuntary termination of the holder’s continuous provision of services to the Company, any unvested portion of the restricted stock award is automatically forfeited.

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2024	371	$10.82	1,441	$17.32
Granted	—	$—	—	$—
Vested	(69)	$13.33	(370)	$15.86
Forfeited and expired	—	$—	—	$—
Cancelled	(231)	$8.87	(409)	$17.38
Outstanding and unvested as of December 31, 2025	71	$14.67	662	$18.07

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024
	(in thousands)
Research and development	$9,901	$17,662
General and administrative	19,975	22,328
Total stock-based compensation	$29,876	$39,990

As of December 31, 2025, there was $35.0 million and $9.5 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, which were expected to be recognized over a weighted-average remaining service period of 2.0 years and 2.1 years, respectively.

12. Income Taxes

During the years ended December 31, 2025 and 2024, the Company generated pre-tax net losses of $236.8 million and $243.6 million. All pretax loss was generated from domestic operations.

Income tax expense consists of the following:

	Year Ended December 31,
	2025	2024
	(in thousands)
Current tax provision
Federal	$—	$—
State	130	178
Total current provision	130	178
Deferred income taxes:
Federal	—	—
State	—	—
Total deferred income taxes	—	—
Provision for income taxes	$130	$178

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2025, the Company paid $0.3 million in state and local income taxes, net of refunds received, all of which was paid to the State of Massachusetts. No federal or foreign income taxes were paid during the year.

As further described in Note 2, Summary of Significant Accounting Policies, we have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of our effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

	Year Ended December 31, 2025
	Amount	Rate
	(in thousands)
Income benefit at statutory federal rate	$(49,727)	21.0%
State and local income taxes, net of federal benefit (1)	80	—
Tax credits
Federal research and development credit	(6,417)	2.7
Changes in valuation allowance	51,133	(21.7)
Nontaxable or nondeductible items
Stock-based compensation	4,375	(1.8)
Officers compensation	291	(0.1)
Other	45	—
Changes in unrecognized tax benefits	350	(0.2)
Provision benefit for income taxes	$130	(0.1)%

(1) The state that contributes to the majority (greater than 50%) of the tax effect in this category relates to Massachusetts for the year ended December 31, 2025.

A reconciliation of the Company's federal income tax rate and effective income tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 is summarized as follows:

Year Ended December 31, 2024
Federal income taxes	21.0%
State income taxes, net of federal benefit	3.7
Permanent differences	(0.1)
Research and development tax credits	6.4
Transaction costs	0.7
Executive compensation	(1.3)
Tax law change	(2.9)
Valuation allowance	(27.6)
Effective income tax rate	(0.1)%

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses	$164,685	$112,075
Capitalized license agreements	33,096	34,699
Capitalized research and development expense	87,212	81,544
Research and development credits	35,430	28,716
Compensation related	9,386	6,887
Operating lease liabilities	120	465
Other	358	531
Total deferred tax assets	330,287	264,917
Less: valuation allowance	(330,182)	(264,379)
Total deferred tax assets less valuation allowance	105	538
Deferred tax liabilities:
Operating lease right-of-use assets	(105)	(446)
Fixed assets	—	(92)
Total deferred tax liabilities	(105)	(538)
Net deferred tax assets	$—	$—

The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence in order to ascertain whether it is more likely than not that deferred tax assets will be realized. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing, and amount of which are uncertain. Due to the Company’s recent history of operating losses, the Company believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance on its deferred tax assets. The valuation allowance increased by $65.8 million and $67.1 million for the years ended December 31, 2025 and 2024, respectively, primarily due to the increase in the Company’s net operating losses (“NOL”) during the periods and deferred tax assets related to capitalized research and development expenses.

NOLs and tax credit carryforwards as of December 31, 2025, were as follows (in thousands):

	Amount	Expiration Years
NOLs, federal (post-December 31, 2017)	$592,856	Indefinite (1)
NOLs, federal (pre-January 1, 2018)	40,370	2034 through 2036
NOLs, state	543,402	2034 thru 2045
Research and development tax credits, federal	33,679	2034 thru 2045
Research and development tax credits, California	6,806	Indefinite
Research and development tax credits, Massachusetts	1,586	2034 thru 2040

(1) NOL carryforward generated after 2017 which can be carried forward indefinitely and can generally be used to offset up to 80% of future taxable income

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

Utilization of the NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred, including changes of control associated with the acquisitions of assets. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization; however, such limitation, if any, would not have an impact on the Company’s financial statement due to the full valuation.

Uncertain Tax Positions

A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits is as follows:

	December 31,
	2025	2024
	(in thousands)
Beginning balance of unrecognized tax benefits	$9,681	$8,664
Gross increase based on tax positions related to current year	358	1,805
Gross decrease based on tax positions related to prior years	—	(788)
Ending balance of unrecognized tax benefits	$10,039	$9,681

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. As of December 31, 2025, no significant increases or decreases are expected to the Company’s uncertain tax positions within the next twelve months.

The Company files income tax returns in the United States, and the states of California and Massachusetts. Due to net operating loss carryforwards, all years effectively remain open for income tax examination by tax authorities in the United States and states in which the Company files tax returns.

On July 4, 2025, the U.S. President signed into law H.R.1, the legislation commonly known as the One Big Beautiful Bill Act (“OBBBA”). This legislation extended, modified, or made permanent many of the tax provisions which were initially enacted as part of the Tax Cuts and Jobs Act (“TCJA”) of 2017. The OBBBA contains a number of tax provisions including, but not limited to, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest, bonus depreciation modifications, as well as international tax provision modifications. These tax provisions apply to either tax years beginning after December 31, 2024 or December 31, 2025. The Company has reflected the effect of OBBBA within the provision for income taxes and the deferred taxes as of December 31, 2025.

13. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net loss	$(236,928)	$(243,787)
Denominator:
Weighted-average common shares outstanding, basic and diluted	163,391	159,377
Net loss per share, basic and diluted	$(1.45)	$(1.53)

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	December 31,
	2025	2024
	(in thousands)
Common stock options and restricted stock units	24,551	15,814
Early exercised stock options subject to future vesting	5	33
Unvested restricted stock awards	71	371
Employee stock purchase plan	45	10
Term loan conversion election	7,941	—
Total	32,613	16,228

14. Segment Reporting

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

The table below is a summary of the segment loss, including significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024
	(in thousands)
Program expenses
Navacaprant (NMRA-140) program	$(93,204)	$(105,442)
M4 PAM programs	(12,277)	(11,041)
NMRA-511 program	(8,097)	(7,236)
Preclinical programs	(10,987)	(5,776)
Research and development personnel-related costs	(36,052)	(47,036)
General and administrative expense	(60,091)	(62,537)
Acquired in-process research and development	(5,000)	—
Interest income	8,344	19,933
Interest expense	(3,219)	—
Other segment items(1)	(16,345)	(24,652)
Net loss	$(236,928)	$(243,787)

(1) Includes other research and development costs, provision for income taxes, and other income (expense)

NEUMORA Therapeutics, Inc.

Notes to Consolidated Financial Statements

15. Related Party Transactions

In May 2025, the Company made a final payment of $6.3 million to Amgen under the Amgen Collaboration Agreement for research and development activities. The parties agreed that this is the final amount due under the agreement. Research and development expenses related to the Amgen Collaboration Agreement were $6.3 million and $12.5 million for the years ended December 31, 2025 and 2024, respectively.

16. Defined Contribution Plan

The Company sponsors a 401(k) Plan whereby eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. Effective from January 1, 2022, the Company commenced matching employee contributions at a rate of 50%, with a maximum matching employer contribution of up to 3% of employee contributions. The Company made matching contributions to the 401(k) Plan on behalf of participants of $0.8 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (the 2013 Framework). Management, under the supervision and with the participation of the principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 and concluded that it was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

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

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 13. Certain Relationships and Related Party Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

PART IV

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

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
2.1†	Agreement and Plan of Merger, dated June 1, 2020, by and among the Registrant, Berries Merger Sub, Inc, BlackThorn Therapeutics, Inc. and Fortis Advisors LLC.	S-1	8/25/2023	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	9/19/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	9/19/2023	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate.	S-1/A	9/11/2023	4.2
4.3	Description of Securities.				X
10.1	Investors’ Rights Agreement, dated September 22, 2022, by and among the Registrant and the investors listed therein.	S-1	8/25/2023	10.1
10.2†	Exclusive License Agreement for CK1d, dated September 10, 2021, by and between the Registrant and Amgen Inc.	S-1	8/25/2023	10.3
10.3(a)†	Exclusive License Agreement for GCase, dated September 10, 2021, by and between the Registrant and Amgen Inc.	S-1	8/25/2023	10.4(a)
10.3(b)†	First Amendment to Exclusive License Agreement for GCase, dated June 14, 2022, by and between the Registrant and Amgen, Inc.	S-1	8/25/2023	10.4(b)
10.4(a)†	License Agreement, dated November 23, 2015, by and between BlackThorn Therapeutics, Inc. and Scripps Research Institute.	S-1	8/25/2023	10.5(a)
10.4(b)†	First Amendment to License Agreement, dated November 13, 2017, by and between BlackThorn Therapeutics, Inc. and Scripps Research Institute.	S-1	8/25/2023	10.5(b)
10.4(c)†	Second Amendment to License Agreement, dated April 9, 2019, by and between BlackThorn Therapeutics, Inc. and Scripps Research Institute.	S-1	8/25/2023	10.5(c)
10.5(a)#	BlackThorn Therapeutics, Inc. 2015 Equity Incentive Plan.	S-8	9/19/2023	99.1(a)
10.5(b)#	Form of Stock Option Agreement under the BlackThorn Therapeutics, Inc. 2015 Equity Incentive Plan.	S-8	9/19/2023	99.1(b)
10.6(a)#	2020 Equity Incentive Plan.	S-1	8/25/2023	10.6(a)
10.6(b)#	Form of Stock Option Agreement under the 2020 Equity Incentive Plan.	S-1	8/25/2023	10.6(b)
10.6(c)#	Form of Restricted Stock Purchase Agreement under the 2020 Equity Incentive Plan.	S-1	8/25/2023	10.6(c)
10.7(a)#	2023 Incentive Award Plan.	S-8	9/19/2023	99.3(a)
10.7(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2023 Incentive Award Plan.	S-1	8/25/2023	10.7(b)
10.7(c)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2023 Incentive Award Plan.	S-1	8/25/2023	10.7(c)
10.8#	Employee Stock Purchase Plan.	S-8	9/19/2023	99.4
10.9#	Amended and Restated Non-Employee Director Compensation Program.	10-Q	8/6/2025	10.2
10.10	Form of Indemnification and Advancement Agreement for directors and officers.	S-1/A	9/11/2023	10.13
10.11(a)†	License Agreement, dated February 10, 2022, by and between the Registrant and Vanderbilt University.	S-1	8/25/2023	10.14(a)
10.11(b)†	First Amendment to License Agreement, dated July 17, 2023, by and between the Registrant and Vanderbilt University.	S-1	8/25/2023	10.14(b)

10.12#	Executive Employment Agreement, effective as of February 14, 2025, by and between the Registrant and Paul L. Berns.	10-K	3/3/2025	10.12
10.13#	Executive Employment Agreement, dated as of November 13, 2023, by and between the Registrant and Jason Duncan.	10-K	3/7/2024	10.22
10.14#	Executive Employment Agreement, dated as of January 1, 2023, by and between the Registrant and Carol Y. Suh.	10-K	3/7/2024	10.23
10.15#	Executive Employment Agreement, dated as of February 14, 2025, by and between the Registrant and Michael Milligan.	10-K	3/3/2025	10.17
10.16#	Executive Employment Agreement, dated as of February 14, 2025, by and between the Registrant and Joshua Pinto, Ph.D.	10-K	3/3/2025	10.18
10.17#	Executive Employment Agreement, dated as of February 14, 2025, by and between the Registrant and Bill Aurora, Pharm.D.	10-K	3/3/2025	10.19
10.18#	Executive Employment Agreement, dated as of August 31, 2023, by and between the Registrant and Robert Lenz, M.D., Ph.D.	10-K	3/3/2025	10.20
10.18#	RBNC Therapeutics, Inc. Milestone Carveout Plan	10-Q	5/7/2024	10.2
10.19†	Loan and Security Agreement, dated May 9, 2025, by and amoung the Registrant, K2 HealthVentures LLC, as lender and administrative agent for the lenders from time to time party thereto, and Ankura Trust Company, LLC, as collateral trustee.	10-Q	8/6/2025	10.1
10.20†	First Amendment to Loan and Security Agreement, dated November 4, 2025, with K2 HealthVentures LLC.	10-Q	11/6/2025	10.1
10.21†	Second Amendment to Loan and Security Agreement, dated December 10, 2025, with K2 HealthVentures LLC.				X
19.1	Insider Trading Policy	10-K	3/3/2025	19.1
23.1	Consent of Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Clawback Policy	10-K	3/7/2024	97.1
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Neumora Therapeutics, Inc.

Date: March 30, 2026	By:	/s/ Paul L. Berns
	Name:	Paul L. Berns
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul L. Berns and Michael Milligan., and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Name	Title	Date

/s/ Paul L. Berns	Chief Executive Officer	March 30, 2026
Paul L. Berns	(Principal Executive Officer)

/s/ Michael Milligan	Chief Financial Officer	March 30, 2026
Michael Milligan	(Principal Financial and Accounting Officer)

/s/ Kristina M. Burow	Director	March 30, 2026
Kristina M. Burow

/s/ Matthew K. Fust	Director	March 30, 2026
Matthew K. Fust

/s/ Alaa Halawa	Director	March 30, 2026
Alaa Halawa

/s/ Maykin Ho, Ph.D.	Director	March 30, 2026
Maykin Ho, Ph.D.

/s/ David Piacquad	Director	March 30, 2026
David Piacquad