Form 10-Q
period 2026-03-31
Neumora Therapeutics, Inc.
filed 2026-05-07
CIK 1885522

t0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of May 1, 2026, the registrant had 185,284,244 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

iii

Part I—Financial Information

Item 1. Financial Statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,072	$182,530
Prepaid expenses and other current assets	6,362	8,007
Total current assets	153,434	190,537
Property and equipment, net	32	40
Operating lease right-of-use assets	358	417
Other assets	53	53
Total assets	$153,877	$191,047
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,057	$3,379
Accrued liabilities	24,767	28,788
Operating lease liabilities, current portion	291	284
Total current liabilities	30,115	32,451
Long term debt, net	52,963	54,532
Operating lease liabilities, noncurrent	119	193
Total liabilities	83,197	87,176
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	18	17
Additional paid-in capital	1,308,269	1,288,003
Accumulated deficit	(1,237,607)	(1,184,149)
Total stockholders’ equity	70,680	103,871
Total liabilities and stockholders’ equity	$153,877	$191,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$38,598	$52,151
General and administrative	14,266	18,785
Total operating expenses	52,864	70,936
Loss from operations	(52,864)	(70,936)
Other income (expense):
Interest income	1,231	3,074
Interest expense	(1,854)	—
Other income (expense), net	59	(25)
Total other income (expense)	(564)	3,049
Net loss before income taxes	(53,428)	(67,887)
Provision for income taxes	30	105
Net loss	$(53,458)	$(67,992)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(65)
Comprehensive loss	$(53,458)	$(68,057)
Net loss per share, basic and diluted	$(0.30)	$(0.42)
Weighted-average shares outstanding, basic and diluted	179,872	161,451

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	174,260	$17	$1,288,003	$(1,184,149)	$103,871
Issuance of common stock through at-the-market transactions net of offering costs of $0.2 million	5,343	1	10,874	—	10,875
Vesting of restricted stock units	218	—	—	—	—
Issuance of common stock upon conversion of convertible debt	2,336	—	1,987	—	1,987
Stock-based compensation	—	—	7,405	—	7,405
Net loss	—	—	—	(53,458)	(53,458)
Balance as of March 31, 2026	182,157	$18	$1,308,269	$(1,237,607)	$70,680

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	161,710	$16	$1,234,207	$62	$(947,221)	$287,064
Forfeiture of unvested restricted common stock	(231)	—	—	—	—	—
Vesting of restricted stock units	269	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	33	—	—	33
Unrealized loss on marketable debt securities	—	—	—	(65)	—	(65)
Stock-based compensation	—	—	9,324	—	—	9,324
Net loss	—	—	—	—	(67,992)	(67,992)
Balance as of March 31, 2025	161,748	$16	$1,243,564	$(3)	$(1,015,213)	$228,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net loss	$(53,458)	$(67,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,405	9,324
Non-cash operating lease expense	59	877
Depreciation and amortization	8	157
Net accretion of investments in marketable securities	—	(1,289)
Gain on disposal of property and equipment	(71)	—
Amortization of debt issuance costs and accretion of final payment fee	418	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,644	966
Accounts payable	1,678	(2,255)
Accrued liabilities	(4,020)	1,679
Operating lease liabilities	(67)	(915)
Net cash used in operating activities	(46,404)	(59,448)
Investing activities:
Purchases of marketable securities	—	(44,385)
Proceeds from maturities of marketable securities	—	88,545
Proceeds from sale of equipment	71	—
Net cash provided by investing activities	71	44,160
Financing activities:
Proceeds from issuance of common stock in at-the-market transactions, net of commissions and offering costs	10,875	—
Net cash provided by financing activities	10,875	—
Net change in cash and cash equivalents and restricted cash	(35,458)	(15,288)
Cash and cash equivalents and restricted cash at beginning of year	182,530	143,361
Cash and cash equivalents and restricted cash at end of period	$147,072	$128,073
Components of cash and restricted cash:
Cash and cash equivalents	$147,072	$126,860
Restricted cash	—	1,213
Total cash and cash equivalents and restricted cash	$147,072	$128,073
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,458	$—
Cash paid for income taxes	$30	$—
Supplemental disclosure of noncash investing and financing activities:
Principal amount of debt extinguished upon conversion to common stock	$2,050	$—
Debt issuance costs reclassified to equity in connection with conversion	$63	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Liquidity

Description of Business

Neumora Therapeutics, Inc. (the “Company”), was originally incorporated in the State of Delaware in November 2019, and is headquartered in Watertown, Massachusetts. The Company is a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by bringing forward the next generation of novel therapies with brain-penetrant chemistry that offer improved treatment outcomes and quality of life for patients. The Company’s therapeutic pipeline currently consists of programs that target novel mechanisms of action for a broad range of underserved, prevalent diseases. The Company is advancing a Phase 3 program for navacaprant, a novel once-daily oral kappa opioid receptor (“KOR”) antagonist that is being developed for the treatment of major depressive disorder (“MDD”), which the Company believes has the potential to provide significant advantages relative to the standard of care, if approved. The Company is also advancing NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (“V1aR”) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (“AD”). Beyond navacaprant and NMRA-511, Neumora is advancing a Phase 1 multiple-ascending dose (“MAD”) study of NMRA-898, a novel muscarinic acetylcholine receptor subtype 4 (“M4”) positive allosteric modulator (“PAM”) with potential best-in-class pharmacology for the treatment of schizophrenia. Additionally, Neumora is developing NMRA-215, a highly brain-penetrant, oral NLRP3 inhibitor for the treatment of obesity.

As of March 31, 2026, the Company has devoted a significant portion of its financial resources and efforts to building its organization, acquiring technologies and companies, executing clinical and preclinical studies, conducting research and development, identifying and developing potential product candidates, building its precision neuroscience tools, organizing and staffing the Company, business planning, establishing, maintaining and protecting its intellectual property portfolio, raising capital and providing general and administrative support for these operations. The Company has not generated revenue from the sale of products.

Liquidity

The Company has incurred net losses and negative cash flows from operations since inception and as of March 31, 2026, had an accumulated deficit of $1,237.6 million. As of March 31, 2026, the Company had cash and cash equivalents of $147.1 million, which are available to fund future operations. The Company believes that its existing cash and cash equivalents as of March 31, 2026 will be sufficient to support operations for at least the next 12 months from the date these condensed consolidated financial statements are issued.

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

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of March 31, 2026, condensed consolidated statements of operations and comprehensive loss, statement of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

normal recurring adjustments) that are necessary for the fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board, or FASB, issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The Company adopted this guidance prospectively in the quarter ended March 31, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

3. Fair Value Measurements

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$75,005	$—	$—	$75,005
Total assets measured at fair value	$75,005	$—	$—	$75,005

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$74,364	$—	$—	$74,364
Total assets measured at fair value	$74,364	$—	$—	$74,364

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.

4. Debt

Term Loan

On May 9, 2025, the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) providing up to $125.0 million in term loans (collectively, the “Term Loan”) across four tranches, subject to certain conditions. As of March 31, 2026, total gross proceeds of $60.0 million had been drawn under the Loan Agreement. For a full description of the facility's terms, amendments, and accounting treatment, see Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The Term Loan matures on May 1, 2029. The Company is obligated to make interest-only payments for the first 36 months (or 48 months if the second tranche is funded), followed by interest and principal payments for the remaining 12 months. The Term Loan bears a variable interest rate equal to the greater of (i) 10.45% or (ii) the prime rate as quoted in The Wall Street Journal plus 2.95%.

The Company's minimum liquidity covenant under the Loan Agreement becomes effective July 1, 2026. The applicable minimum liquidity requirement will depend on the Company’s achievement of specified operational milestones and/or its market capitalization and will be equal to (i) 50% of the outstanding obligations under the Loan Agreement, (ii) 105% of the outstanding obligations under the Loan Agreement, or (iii) waived in full (i.e., zero).

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

In 2025, K2HV converted a total of $3.95 million of outstanding principal under the Term Loan into common stock of the Company at a conversion price of $0.8774, resulting in the issuance of 4,501,936 shares of common stock to K2HV. In February 2026, K2HV delivered a conversion notice pursuant to which $2.05 million of outstanding principal under the Term Loan was converted into common stock of the Company at a conversion price of $0.8774, resulting in the issuance of 2,336,448 shares of common stock to K2HV.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The Company's obligations under the Loan Agreement are secured by a security interest in substantially all of its assets, other than certain intellectual property assets, and the Loan Agreement includes customary affirmative and negative covenants and standard events of default, including a material adverse event default. K2HV also retains the right to invest up to $5.0 million in future offerings of the Company's capital stock, subject to certain conditions.

As of March 31, 2026, the carrying value of the Term Loan approximates fair value.

Outstanding debt consisted of the following:

March 31, 2026
(in thousands)
Gross proceeds	$60,000
Conversion of term loan principal to common stock	(6,000)
Unamortized debt issuance costs	(1,660)
Accreted final payment fee	623
Total debt, long-term	$52,963

The following table provides the components of interest expense (in thousands):

Three Months Ended March 31, 2026
(in thousands)
Cash interest expense	$1,436
Accretion of final payment fee	287
Amortization of debt issuance costs	131
Total interest expense related to debt	$1,854

The effective interest rate for the Term Loan for the three months ended March 31, 2026 was 13.7%.

Future principal payments, which include the final payment fee of $4.2 million, in connection with the Loan Agreement as of March 31, 2026 are as follows:

March 31, 2026
(in thousands)
Year ended December 31, 2026	$—
Year ended December 31, 2027	—
Year ended December 31, 2028	30,764
Year ended December 31, 2029	27,406
Total principal payments including final fee	$58,170

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

5. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Accrued clinical trial and preclinical costs	15,730	13,577
Compensation and benefits	4,820	11,494
Research grant funding	2,324	2,379
Professional services	1,157	614
Other	736	724
Total accrued liabilities	$24,767	$28,788

6. Acquisitions of Assets

BlackThorn Therapeutics, Inc.

In 2020, the Company entered into an agreement and plan of merger (the “BlackThorn Merger Agreement”) to acquire all of the equity interests of BlackThorn Therapeutics, Inc. (“BlackThorn”). The Company acquired BlackThorn for its in-process research and development programs, including an antagonist of the kappa opioid receptor (“navacaprant” or “NMRA-140”) for the treatment of MDD and an antagonist of the vasopressin 1a receptor (“NMRA-511”) for the treatment of agitation in AD. Both navacaprant and NMRA-511 were exclusively licensed to BlackThorn by The Scripps Research Institute (“TSRI”). The acquisition was accounted for as an acquisition of assets.

The BlackThorn Merger Agreement requires the Company to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (the “BlackThorn Milestones”).

At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. The Company settled in a combination of cash and shares the Phase 3 navacaprant dosing milestone in December 2023. None of the other BlackThorn Milestones have been achieved and no such amounts were deemed due or payable as of March 31, 2026.

BlackThorn Carveout Plan

The BlackThorn Merger Agreement required that the Company establish a carveout plan (the “BlackThorn Carveout Plan”), pursuant to which each BlackThorn stock option holder as of immediately prior to the closing date was allocated a certain number of units (the “BlackThorn Carveout Units”) based on the number of shares underlying the outstanding options held by each participant at that time. Each BlackThorn Carveout Unit represents a right to receive a portion of the BlackThorn Milestone payment (the “BlackThorn Carveout Payments”) upon the later of (i) the achievement of a BlackThorn Milestone and (ii) the vesting of the BlackThorn Carveout Unit.

As of May 2024, all of the BlackThorn Carveout Units were fully vested. The BlackThorn Carveout Units represent contingent consideration. The Company recognizes the contingent consideration obligation for the BlackThorn Carveout Units when the contingency is resolved, and the consideration becomes payable. The Company settled the Phase 3 navacaprant dosing milestone in December 2023. None of the other BlackThorn Milestones had been achieved and no such amounts were deemed due or payable as of March 31, 2026.

Amgen Inc. Licenses

In September 2021, the Company entered into two license agreements with Amgen Inc. (“Amgen”) pursuant to which it obtained exclusive, worldwide licenses to develop, manufacture, use, commercialize and distribute products containing compounds that are

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

directed to, in one case, CK1δ, and in the other case, glucocerebrosidase (“GCase”), both for the treatment of neurodegenerative diseases (the “Amgen License Agreements”) and related know-how and clinical material (collectively, the “Amgen IPR&D Assets”). The Company accounted for these transactions as acquisitions of assets. Concurrently, the Company also executed a research collaboration agreement as well as a stock purchase agreement with Amgen. Both agreements were deemed to be separate transactions and not accounted for as part of the acquisition of assets.

The total upfront consideration transferred to Amgen of 20.0 million shares of the Company’s Series A-2 convertible preferred stock, with an acquisition date fair value of $157.0 million was allocated to the Amgen IPR&D Assets and expensed in 2021.

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the “Amgen Milestones”). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of March 31, 2026, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

Vanderbilt License

In February 2022, the Company and Vanderbilt University (“Vanderbilt”) entered into a license agreement (the “Vanderbilt License Agreement”). Pursuant to the Vanderbilt License Agreement, as amended, the Company obtained an exclusive, worldwide royalty-bearing, sublicensable (subject to certain restrictions) license under certain patent rights and a non-exclusive, worldwide, royalty-bearing, sublicensable (subject to certain restrictions) license under certain know-how covering small molecule PAMs predominantly of the M4 subtype to develop, manufacture, and commercialize products, processes and services covered by such patent rights or that incorporate or use such know-how, for any and all uses (the “Vanderbilt IPR&D Assets”). Concurrently, the Company also executed a sponsored research agreement (see Note 8) with Vanderbilt.

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

The Company paid Vanderbilt a non-refundable, non-creditable upfront cash payment of $13.0 million for the Vanderbilt IPR&D Assets. Under the Vanderbilt License Agreement, Vanderbilt is eligible to receive contingent consideration payable in cash up to an aggregate of $42.0 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales, subject to specified reductions for the lack of patent coverage, generic entry and payment obligations for third-party licenses (the “Vanderbilt Milestones”). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable.

Vanderbilt Milestones of $2.0 million and $5.0 million were achieved and settled in cash in October 2023 and July 2025, respectively. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of March 31, 2026.

In addition, the Company executed an agreement with Vanderbilt in December 2023 pursuant to which the Company licensed certain patent rights in return for a payment of $0.8 million that was recognized in acquired in-process research and developed expenses in 2023.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage in the mid-single digits of any sublicensing revenues the Company receives. In 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses in 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of March 31, 2026.

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

The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra-R&D expense as project costs are incurred. The Company incurred costs of $0.1 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively. $0.1 million of funding received net of costs incurred is reflected as deferred funding within the condensed consolidated balance sheet.

Upon achievement of certain development, regulatory or commercial trigger events, the Company agreed to pay PRV in aggregate an amount equal to no more than four times the funding provided by PRV, i.e., a maximum repayment amount of up to £8.4 million. The

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

trigger event payments meet the derivative scope exception under ASC 815 Derivatives and Hedging, and therefore do not need to be bifurcated and separately accounted for.

The Michael J. Fox Foundation for Parkinson’s Research Funding Agreements

The Company has entered into two research funding agreements with The Michael J. Fox Foundation for Parkinson's Research ("MJFF") to support preclinical research and development activities across its Parkinson's disease pipeline.

CK1d Program Agreement

In December 2024, the Company entered into a funding agreement pursuant to which MJFF agreed to provide funding to support the Company's CK1d program for the treatment of Parkinson's disease. The funding is payable in four equal tranches of $0.4 million each, for total funding of $1.7 million. As of March 31, 2026, $1.3 million in funding has been received with the final payment expected in August 2026. Upon achievement of certain development, regulatory, or commercial milestone events, the Company is obligated to make payments to MJFF in an aggregate amount not to exceed two times the total funding provided, representing a maximum repayment obligation of $3.3 million.

GCase Program Agreement

In October 2025, the Company entered into a funding agreement pursuant to which MJFF agreed to provide up to $3.3 million in funding, payable in two tranches, to support the Company's GCase program for the treatment of Parkinson's disease. The first tranche of $1.7 million was received in November 2025, with the second tranche of $1.6 million expected to be received in May 2026. Upon achievement of certain development, regulatory, or commercial milestone events, the Company is obligated to make payments to MJFF in an aggregate amount not to exceed two times the total funding provided, representing a maximum repayment obligation of $6.6 million.

The Company evaluated the nature of both funding arrangements and concluded that each represents an obligation to perform services rather than a contribution or loan. Accordingly, funding received under each agreement is deferred until project costs are incurred, at which point it is recognized as a reduction of research and development expense. During the three months ended March 31, 2026, the Company incurred costs of $0.4 million across the two programs. $2.2 million of aggregate funding received, net of costs incurred, is reflected as deferred funding within the condensed consolidated balance sheet.

The Company assessed whether the contingent payment obligations under both agreements represent embedded derivatives requiring bifurcation under ASC 815, Derivatives and Hedging. The Company concluded that the obligations under each agreement qualify for the derivative scope exception under ASC 815 and therefore are not required to be bifurcated and accounted for separately.

9. Stockholders’ Equity

Preferred Stock

The Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There were no shares of preferred stock issued and outstanding as of March 31, 2026.

Common Stock

Common stock outstanding in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of March 31, 2026 includes 57,529 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services. Common stock reserved for future issuance consisted of the following:

March 31, 2026
(in thousands)
Shares reserved for options and restricted stock units issued under the equity plans	33,328
Shares reserved for future issuance under the equity plans	18,642
Shares reserved for future issuance under the employee stock purchase plan	5,989
Total	57,959

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 6). In December 2023, 6,072,445 shares of common stock were issued related to BlackThorn Merger Agreement upon achievement of the Phase 3 navacaprant dosing milestone that was met in October 2023. As of March 31, 2026, no shares have been reserved for potential future issuances as no other BlackThorn Milestones have been achieved.

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

The 2023 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 5% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2026, the number of shares of common stock available for issuance under the 2023 Plan increased by 8,713,017 shares as a result of the automatic increase provision of the 2023 Plan.

2023 Employee Share Purchase Plan

In September 2023, the Company adopted the 2023 Employee Share Purchase Plan (“ESPP”). The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the ESPP through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning or end of the offering period. On January 1, 2026, the number of shares of common stock available for issuance under the ESPP increased by 1,742,603 shares as a result of the automatic increase provision of the ESPP. No shares were issued under the ESPP during the three months ended March 31, 2026.

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2025	23,443	$4.82	8.2	$2,710
Granted	10,038	2.36
Exercised	—	—
Canceled and forfeited	(175)	3.36
Expired	(860)	6.89
Outstanding as of March 31, 2026	32,446	$4.01	8.6	$4,701
Exercisable as of March 31, 2026	10,461	$6.21	7.2	$777

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Under the terms of the Repricing, a repriced option will revert to its original exercise price if certain events occur prior to the 18 month anniversary of the effective date.

The Repricing resulted in $4.2 million of incremental stock compensation expense, which was calculated using the Black-Scholes option-pricing model. $2.4 million of the incremental compensation cost related to unvested stock options as of the Modification Date, will be recognized on a straight line basis over the remaining requisite service period of the respective option, and $1.8 million of incremental compensation cost related to vested stock options will be recognized on a straight line basis over the remaining vesting period of the repriced options. Of the incremental compensation cost, $0.5 million was recognized in the three months ended March 31, 2026.

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

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2025	71	$14.67	662	$18.07
Granted	—	$—	—	$—
Vested	(13)	$14.67	(218)	$18.07
Forfeited and expired	—	$—	—	$—
Cancelled	—	$—	(9)	$18.07
Outstanding and unvested as of March 31, 2026	58	$14.67	435	$18.07

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$2,544	$3,748
General and administrative	4,861	5,576
Total stock-based compensation	$7,405	$9,324

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

As of March 31, 2026, there was $38.0 million and $8.2 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, including stock options and restricted common stock for which achievement of milestones was not probable, which were expected to be recognized over a weighted-average remaining service period of 2.4 years and 1.8 years, respectively.

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

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Program expenses
Navacaprant (NMRA-140) program	$(20,910)	$(24,493)
M4 PAM programs	(2,973)	(2,882)
NMRA-511 program	(1,218)	(2,580)
Preclinical programs	(2,682)	(1,002)
Research and development personnel-related costs	(9,379)	(12,326)
General and administrative expense	(14,266)	(18,785)
Interest income	1,231	3,074
Interest expense	(1,854)	—
Other segment items(1)	(1,407)	(8,998)
Net loss	$(53,458)	$(67,992)

(1) Includes other research and development costs, provision for income taxes, and other income (expense).

12. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net loss	$(53,458)	$(67,992)
Denominator:
Weighted-average common shares outstanding, basic and diluted	179,872	161,451
Net loss per share, basic and diluted	$(0.30)	$(0.42)

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	March 31,
	2026	2025
	(in thousands)
Common stock options and restricted stock units	33,328	25,187
Early exercised stock options subject to future vesting	—	26
Unvested restricted stock awards	58	111
Employee stock purchase plan	161	272
Term loan conversion election	5,605	—
Total	39,152	25,596

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and notes thereto and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. This discussion and analysis contains forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future performance that involves risks, uncertainties, and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those discussed in the forward-looking statements as a result of several factors including those set forth in the section titled “Risk Factors.” See also the section titled “Special Note Regarding Forward-Looking Statements”.

Overview

We are a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by bringing forward the next generation of novel therapies with brain-penetrant chemistry that offer improved treatment outcomes and quality of life for patients. Our therapeutic pipeline currently consists of programs that target novel mechanisms of action for a broad range of underserved, prevalent diseases. We are advancing a Phase 3 program for navacaprant, a novel once-daily oral kappa opioid receptor (“KOR”) antagonist that is being developed for the treatment of major depressive disorder (“MDD”), which we believe has the potential to provide significant advantages relative to the standard of care, if approved. We are also advancing NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (“V1aR”) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (“AD”). Beyond navacaprant and NMRA-511, Neumora is advancing NMRA-898, a novel muscarinic acetylcholine receptor subtype 4 (“M4”) positive allosteric modulator (“PAM”) with potential best in class pharmacology for the treatment of schizophrenia. Additionally, Neumora is developing NMRA-215, a highly brain-penetrant, oral NLRP3 inhibitor for the treatment of obesity. We expect several updates from these programs throughout 2026, including to report Phase 3 KOASTAL-2 and -3 topline data in the second quarter of 2026, report multiple ascending dose (“MAD”) extension data with NMRA-511 in the second half of 2026, and to report MAD data with NMRA-898 in the second half of 2026.

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

Strategic License and Research and Collaboration Agreements

We have assumed license arrangements with certain third parties as a result of our acquisitions and have entered into several additional license, research and collaboration agreements with various parties. For details regarding these agreements, see Note 6 – Acquisition of Assets and Note 8 –Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (“BlackThorn Milestones”). At our sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of our common stock, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of March 31, 2026, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.0 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. Additionally, in July 2025, we achieved and settled in cash a $5.0 million development milestone. As of March 31, 2026, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

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
changes to trials;
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
•
whether we choose to partner any of our product candidates and the terms of such partnership; and
•
the impact of general economic conditions, such as inflation, rising interest rates and tariffs.

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

Interest Expense

Interest expense consists of interest expense related to our Loan Agreement, as well as amortization of debt issuance costs and accretion of the final payment fee.

Results of Operations

For the Three Months Ended March 31, 2026 and 2025

The following table summarizes our result of operations for the periods presented:

Research and Development Expenses

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$38,598	$52,151	$(13,553)
General and administrative	14,266	18,785	(4,519)
Total operating expenses	52,864	70,936	(18,072)
Loss from operations	(52,864)	(70,936)	18,072
Other income (expense):
Interest income	1,231	3,074	(1,843)
Interest expense	(1,854)	—	(1,854)
Other income (expense), net	59	(25)	84
Total other income (expense)	(564)	3,049	(3,613)
Net loss before income taxes	(53,428)	(67,887)	14,459
Provision for income taxes	30	105	(75)
Net loss	$(53,458)	$(67,992)	$14,534

The following table summarizes our research and development expenses by program for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$20,910	$24,493	$(3,583)
M4 PAM programs	2,973	2,882	91
NMRA-511 program	1,218	2,580	(1,362)
Preclinical programs	2,682	1,002	1,680
Internal and unallocated expenses:
Personnel-related costs	9,379	12,326	(2,947)
Other costs	1,436	8,868	(7,432)
Total research and development expenses	$38,598	$52,151	$(13,553)

Research and development expenses decreased by $13.6 million, or 26%, to $38.6 million for the three months ended March 31, 2026, from $52.2 million for the three months ended March 31, 2025.

Direct external program expenses decreased $3.2 million primarily driven by:

•
reduced navacaprant program costs of $3.6 million due to reduced manufacturing costs incurred,
•
reduced NMRA-511 program costs of $1.4 million due to lower clinical trial costs with the completion of the Phase 1b study,
•
partially offset by a $1.7 million increase in preclinical research and manufacturing.

Internal and unallocated expenses decreased $10.4 million, which were primarily due to:

•
a decrease in other costs of $7.4 million primarily due to no activity under our research and collaboration agreements with Amgen in the current period, compared to $6.3 million in the prior period. The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024. The final costs were incurred in the first quarter of 2025 and the final payment was made to Amgen in May 2025.
•
Lower personnel-related costs of $2.9 million primarily due to a reduction in stock based compensation expense driven by lower headcount, as well as a discretionary bonus payment made to a key executive in the prior period that did not recur.

General and Administrative Expenses

General and administrative expenses decreased by $4.5 million, or 24%, to $14.3 million for the three months ended March 31, 2026, from $18.8 million for the three months ended March 31, 2025 primarily due to lower personnel-related costs, driven by reduced headcount, which resulted in decreased stock-based compensation expense, as well as a discretionary bonus paid to a key executive in the prior period that did not recur.

Interest Income

Interest income decreased by $1.8 million to $1.2 million for the three months ended March 31, 2026 from $3.1 million for the three months ended March 31, 2025, which was attributable to less interest earned on our lower balances in cash equivalents.

Interest Expense

Interest expense of $1.9 million for the three months ended March 31, 2026 consisted of interest expense related to our Loan Agreement, as well as amortization of debit issuance costs and accretion of the final payment fee.

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

As of March 31, 2026, we had $147.1 million of cash and cash equivalents.

In 2023, we completed our Initial Public Offering (“IPO”) pursuant to which we issued and sold an aggregate of 14,710,000 shares of common stock at a price to the public of $17.00 per share. We received aggregate net proceeds of $226.5 million after deducting underwriting discounts and commissions of $17.5 million and other offering expenses of $6.0 million. Prior to our IPO, we primarily funded our operations with the net proceeds from the sale and issuance of our convertible preferred stock and convertible promissory notes.

In 2024, we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (“ATM”) with Leerink as the sales agent. During the years ended December 31, 2025 and 2024, we received aggregate net proceeds of $19.7 million and $13.7 million, respectively, through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. Additionally, during the three months ended March 31, 2026 we received aggregate net proceeds of $10.9 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses.

In May 2025, we entered into a loan and security agreement, (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”). The Loan Agreement provides us with a term loan facility in the aggregate principal amount of up to $125.0 million, of which we have borrowed $60.0 million. The remaining $65.0 million is available for borrowing upon our request, subject to certain clinical and regulatory milestones or discretionary approval by the lenders. The term loan facility matures on May 1, 2029 and can be extended to May 1, 2030, subject to our achievement of certain clinical milestones.

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
•
the effect of any potential supply chain interruptions or delays, including those related to geopolitical issues;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in businesses, products and technologies.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(46,404)	$(59,448)
Investing activities	71	44,160
Financing activities	10,875	—
Net change in cash and cash equivalents and restricted cash	$(35,458)	$(15,288)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $46.4 million, which primarily consisted of a net loss of $53.5 million partially offset by noncash charges of $7.8 million. The noncash charges primarily consisted of $7.4 million of stock-based compensation and $0.4 million of amortization of debt issuance costs and accretion of the debt final payment fee. Our net operating assets and liabilities decreased by $0.8 million, primarily from a decrease in accrued liabilities of $4.0 million related to our ongoing clinical trials, partially offset by an increase in accounts payable of $1.7 million due to the timing of our accounts payable and a decrease in prepaid expenses and other current assets of $1.6 million due to less interest receivable on our cash and cash equivalents.

Net cash used in operating activities for the three months ended March 31, 2025 was $59.4 million, which consisted of a net loss of $68.0 million and a change in our net operating assets and liabilities of $0.5 million, partially offset by noncash charges of $9.1 million. The change in our net operating assets and liabilities primarily resulted from an a decrease in accounts payable of $2.3 million due to the timing of our accounts payable and a decrease in current operating lease liabilities of $0.9 million due to the upcoming expiration of our office and lab lease agreement, partially offset by a decrease in prepaid expenses and other current assets of $1.0 million due to less interest receivable on our cash and marketable securities and an increase in accrued liabilities of $1.7 million related to our ongoing clinical trials. The noncash charges primarily consisted of $9.3 million of stock-based compensation, $0.9 million of noncash operating lease expense, partially offset by $1.3 million of net accretion of discounts on marketable securities.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $0.1 million, which consisted of proceeds from the sale equipment.

Net cash provided by investing activities for the three months ended March 31, 2025 was $44.2 million, which primarily consisted of $88.6 million in proceeds from maturities of marketable securities, partially offset by $44.4 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $10.9 million which consisted of net proceeds from the ATM offering.

Contractual Obligations and Other Commitments

As of March 31, 2026, our contractual obligations and commitments relate primarily to our Loan Agreement with K2HV under which we had borrowed $60.0 million. The term loan matures on May 1, 2029, and we are obligated to make interest only payments until June 1, 2028. Additional information about the Loan Agreement and our commitments under it can be found in Note 5 – Debt to our condensed consolidated financial statements.

In June 2025, we entered into a new operating lease for office space located in Massachusetts with a noncancellable lease term expiring in August 2027.

We have entered into a number of acquisitions of assets that are summarized in Note 6 – Acquisitions of Assets to our condensed consolidated financial statements. As part of these acquisitions of assets, we are obligated to pay cash and/or stock for future contingent payments that are dependent upon future events, and in some cases, vesting by the recipient of the contingent payment, such as our achievement of certain development, regulatory, and commercial milestones. We have also assumed license arrangements with various third parties, primarily as a result of our acquisitions, and have entered into additional agreements that are summarized in Note 8 – Strategic License and Research and Collaboration Agreements to our condensed consolidated financial statements. In accordance with these agreements, we are obligated to pay, among other items, future contingent payments that are uncertain and dependent upon future events such as our achievement of certain development, regulatory, and commercial milestones royalties, and sublicensing revenue in the future, as applicable.

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

There have been no material changes to our critical accounting estimates from those described under in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” included in our 2025 Annual Report on Form 10-K filed with the SEC on March 30, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and marketable securities of $147.1 million as of March 31, 2026. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates.

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

We do not believe that our cash and cash equivalents have significant risk of default or illiquidity. While we believe our cash, cash equivalents and marketable securities do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash, cash equivalents and marketable securities that are in excess of federally insured limits at one or more financial institutions.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the three months ended March 31, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 6, 2025, a purported stockholder of the Company filed a lawsuit against us, certain executive officers, and certain underwriters in the United States District Court for the Southern District of New York (Case No. 1:25-cv-01072). The complaint is a putative class action alleging violations of the Securities Act related to our initial public offering on September 15, 2023. The plaintiff seeks compensatory damages, as well as fees and costs. The complaint claims that our offering documents contained false and misleading statements and omitted material facts about the prospects of navacaprant. We do not believe these allegations have merit and have moved to dismiss. On November 19, 2025, the Court appointed Victor Otcheretko as Lead Plaintiff and on January 14, 2026 Lead Plaintiff Otcheretko filed an amended complaint. On March 11, 2026, defendants filed a motion to dismiss the amended complaint. Lead Plaintiff’s opposition to defendants’ motion to dismiss was filed on April 22, 2026. On May 1, 2026, Lead Plaintiff filed a letter motion requesting leave to file a second amended complaint, which the Court granted on May 5, 2026. Lead Plaintiff filed a second amended complaint on May 5, 2026. Pursuant to the Court’s order, Defendants’ motion(s) to dismiss the second amended complaint is due June 15, 2026, Lead Plaintiff’s opposition(s) to the motion(s) to dismiss are due July 27, 2026, and Defendants’ reply brief(s) are due August 24, 2026. The Court has not yet scheduled a hearing on the anticipated motion(s) to dismiss.

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
•
We depend on intellectual property licensed or acquired from third parties and we are currently party to in-license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our proprietary technologies and product candidates. If we breach our obligations under these agreements or if any of these agreements is terminated, or we otherwise experience disruptions to our business relationships with our licensors, we may be required to pay damages and/or lose our rights to such intellectual property and technology, which would harm our business.

Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital

We are a clinical stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future. We have no products approved for commercial sale and may never achieve or maintain profitability.

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale, have not generated any revenue from product sales, have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future. We expect that it will be several years before we have a commercialized product and generate revenue from product sales, if at all. Our net loss was $53.5 million and $68.0 million for three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1,237.6 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

Under the terms of our license agreement, as amended, with Vanderbilt University (“Vanderbilt”), we are obligated to pay Vanderbilt up to an aggregate of $422.0 million in development and commercial milestone payments upon the achievement of certain development milestones, which includes a milestone payments of $2.0 million and $5.0 million that became due in October 2023 and July 2025, respectively, and sales thresholds, and mid‑single digit royalties on potential future net sales.

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
•
the effect of macroeconomic trends including inflation, tariffs, trade controls, and rising interest rates;
•
the effect of any potential supply chain interruptions or delays, including those related to geopolitical issues;
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in businesses, products and technologies.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our initial public offering, any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. For example, in October 2024 we entered into a sales agreement with Leerink Partners LLC (“Leerink”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM with Leerink as the sales agent. During the three months ended March 31, 2026, we received aggregate net proceeds of $10.9 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. Additionally, during the years ended December 31, 2025 and 2024, we received aggregate net proceeds of $19.7 million and $13.7 million, respectively, through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. In December 2023, we settled a Phase 3 navacaprant milestone owed to BlackThorn stockholders by primarily issuing shares of our common stock. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. For example, in May 2025, we entered into a loan and security agreement (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), which includes certain affirmative and restrictive covenants that may, among other things, limit our ability to incur additional debt. Additionally, pursuant to the terms of the Loan Agreement, K2HV has the right to convert up to an aggregate of $12.5 million of the outstanding principal of the term loans into shares of our common stock. As of March 30, 2026, K2HV has the right to convert up to an aggregate of $6.5 million of the remaining outstanding principal into shares of common stock, which right, if exercised, could have a dilutive impact on our stockholders’ ownership interests.

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

As of March 31, 2026 we had 92 full‑time employees. We will continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to the complexity in managing a company that has scaled very quickly, we may not be able to scale our headcount and operations effectively to manage the expansion of our product pipeline or recruit and train the necessary additional personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Given our stage of development, we currently have no marketing, sales, and distribution capabilities. If any of our product candidates complete clinical development and are approved, we intend to either establish a sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates, or to outsource this function to a third party. There are risks involved if we decide to establish our own sales and marketing capabilities or enter into arrangements with third parties to perform these services. To the extent that we enter into collaboration agreements with respect to marketing, sales or distribution, our product revenue may be lower than if we directly marketed or sold any approved products. Such collaborative arrangements with partners may place the commercialization of our products outside of our control and would make us subject to a number of risks including that we may not be able to control the amount or timing of resources that our collaborative partner devotes to our products or that our collaborator’s willingness or ability to complete its obligations, and our obligations under our arrangements may be adversely affected by business combinations or significant changes in our collaborator’s business strategy.

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

Moreover, heightened governmental scrutiny is likely to continue over the manner in which manufacturers set prices for their marketed products, which already has resulted in several Congressional inquiries, proposed and enacted legislation and executive orders issued by the President designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, the IRA marks the most significant action by Congress with respect to the biopharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next 15 drugs subject to negotiation, although the program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the biopharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

In addition, the Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for investigational products, if approved. On the one hand, President Trump threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. In April 2026, the Trump administration issued a proclamation imposing tariffs on imports of patented pharmaceuticals, biologics and associated ingredients into the U.S., beginning July 31, 2026. Any manufacturers that entered into a company-specific agreement with the government prior to the proclamation will not be subject to any additional tariffs until January 20, 2029. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers.

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

Risks Related to Intellectual Property

We depend on intellectual property licensed or acquired from third parties and we are currently party to in‑license agreements under which we acquired rights to use, develop, manufacture and/or commercialize certain of our proprietary technologies and product candidates. If we breach our obligations under these agreements or if any of these agreements is terminated, or we otherwise experience disruptions to our business relationships with our licensors, we may be required to pay damages and/or lose our rights to such intellectual property and technology, which would harm our business.

We are dependent on patents, know‑how, and proprietary technology, both our own and licensed from others. We are a party to intellectual property license agreements and in the future, we may enter into additional license agreements. For example, with respect to developing our product candidates, we have licensed or acquired, as the case may be, certain intellectual property from Amgen, Blackthorn, TSRI and Vanderbilt. These license and acquisition agreements impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture and/or commercialize our product candidates. See the section titled “Business—Intellectual Property—In‑Licensing and Collaboration Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding these key agreements.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time‑consuming, and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Patent reform legislation in the United States and other countries, including the Leahy‑Smith America Invents Act (“Leahy‑Smith Act”) signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy‑Smith Act includes provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost‑effective avenues for competitors to challenge the validity of patents. These include allowing third‑party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy‑Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (1) file any patent application related to our product candidates and other proprietary technologies we may develop or (2) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy‑Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•
general political conditions, including but not limited to, disruptions in U.S. government operations and funding, geopolitical conflicts such as the war between Russia and the Ukraine, and the ongoing conflicts in the Middle East, and any sanctions or other repercussions that may result therefrom;
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
•
stock‑based compensation estimates;
•
changes in general political conditions, including but not limited to, disruptions in U.S. government operations and funding, geopolitical conflicts such as the war between Russia and the Ukraine, and the ongoing conflicts in the Middle East, and any sanctions or other repercussions that may result therefrom;
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

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of March 31, 2026, we had outstanding a total of 182,157,466 shares of common stock and approximately 46% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, approximately 57,959,609 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. For example, in October 2024 we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM program with Leerink as the sales agent. During the three months ended March 31, 2026, we received aggregate net proceeds of $10.9 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. Additionally, during the years ended December 31, 2025 and 2024, we received aggregate net proceeds of $19.7 million and $13.7 million, respectively, through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. In December 2023, we settled a Phase 3 navacaprant milestone owed to BlackThorn stockholders by primarily issuing shares of our common stock. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

Global credit and financial markets have experienced extreme volatility and disruptions due to a number of factors including concerns about declines in consumer confidence, declines in economic growth, inflation, tariffs, trade controls, borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the failure of banks, the war in Ukraine, the ongoing conflicts in the Middle East and supply chain disruptions. There can be no assurance that future deterioration in global credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive, if at all possible. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We use a set of proprietary tools to generate, analyze, and derive novel insights from our confidential information and other data. As a result, unauthorized access to or security breaches of our data, as a result of third‑party action, employee or contractor error, malfeasance, or otherwise could require us to make filings with the SEC and provide notification to individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws and result in the loss or corruption of, or other damage to information, claims and litigation, indemnity obligations, damage to our reputation, and other liability. Our collaborators and other third parties we work with may also suffer similar security breaches of data that we rely on. In addition, if our employees or contractors fail to adhere to practices we have established to maintain a firewall between our internal drug discovery team and our teams that work with external individuals, including our collaborators, or if the technical solutions we have adopted to maintain the firewall malfunction, our collaborators may lose confidence in our ability to maintain the confidentiality of their intellectual property, we may have trouble attracting new collaborators, we may be subject to breach of contract claims by our collaborators, and we may suffer reputational and other harm as a result. Federal, state and foreign laws and regulations may also expose us to enforcement actions and investigations by regulatory authorities, and potentially result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of these issues could result in reputational damage or subject us to third‑party lawsuits or other action or liability, which could adversely affect our operating results and the further development and commercialization of our products.

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

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

The following table describes, for the three months ended March 31, 2026, each trading arrangement for the purchase or sale of Company securities adopted, modified or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

			Trading Arrangement
Name (Title)	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Michael Milligan Chief Financial Officer and Principal Accounting Officer	Terminate(1)	March 31, 2026	X		20,625	December 29, 2028

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(1) Trading arrangement was originally adopted August 30, 2024.

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

Neumora Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Paul L. Berns
	Name:	Paul L. Berns
	Title:	Chief Executive Officer

Date: May 7, 2026	By:	/s/ Michael Milligan
	Name:	Michael Milligan
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)