Form 10-Q
period 2026-06-30
Neumora Therapeutics, Inc.
filed 2026-08-14
CIK 1885522

t0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of August 10, 2026, the registrant had 187,895,912 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

iii

Part I—Financial Information

Item 1. Financial Statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,834	$182,530
Prepaid expenses and other current assets	8,040	8,007
Total current assets	124,874	190,537
Property and equipment, net	25	40
Operating lease right-of-use assets	297	417
Other assets	53	53
Total assets	$125,249	$191,047
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,147	$3,379
Accrued liabilities	23,331	28,788
Operating lease liabilities, current portion	299	284
Total current liabilities	27,777	32,451
Long term debt, net	52,912	54,532
Operating lease liabilities, noncurrent	41	193
Total liabilities	80,730	87,176
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	19	17
Additional paid-in capital	1,325,189	1,288,003
Accumulated deficit	(1,280,689)	(1,184,149)
Total stockholders’ equity	44,519	103,871
Total liabilities and stockholders’ equity	$125,249	$191,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$29,283	$38,724	$67,881	$90,875
General and administrative	12,907	15,316	27,173	34,101
Total operating expenses	42,190	54,040	95,054	124,976
Loss from operations	(42,190)	(54,040)	(95,054)	(124,976)
Other income (expense):
Interest income	935	2,250	2,166	5,324
Interest expense	(1,820)	(436)	(3,674)	(436)
Other income (expense), net	(7)	(480)	52	(505)
Total other income (expense)	(892)	1,334	(1,456)	4,383
Net loss before income taxes	(43,082)	(52,706)	(96,510)	(120,593)
Provision for income taxes	—	25	30	130
Net loss	$(43,082)	$(52,731)	$(96,540)	$(120,723)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(12)	—	(77)
Comprehensive loss	$(43,082)	$(52,743)	$(96,540)	$(120,800)
Net loss per share, basic and diluted	$(0.23)	$(0.33)	$(0.53)	$(0.75)
Weighted-average shares outstanding, basic and diluted	185,163	161,691	182,504	161,572

The accompanying notes are an integral part of these condensed consolidated financial statements

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	174,260	$17	$1,288,003	$(1,184,149)	$103,871
Issuance of common stock through at-the-market transactions net of offering costs of $0.2 million	5,343	1	10,874	—	10,875
Vesting of restricted stock units	218	—	—	—	—
Issuance of common stock upon conversion of convertible debt	2,336	—	1,987	—	1,987
Stock-based compensation	—	—	7,405	—	7,405
Net loss	—	—	—	(53,458)	(53,458)
Balance as of March 31, 2026	182,157	$18	$1,308,269	$(1,237,607)	$70,680
Issuance of common stock through at-the-market transactions net of offering costs of $0.2 million	4,542	1	9,497	—	9,498
Issuance of common stock under employee stock purchase plan	152	—	239	—	239
Stock-based compensation	—	—	7,184	—	7,184
Net loss	—	—	—	(43,082)	(43,082)
Balance as of June 30, 2026	186,851	$19	$1,325,189	$(1,280,689)	$44,519

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	161,710	$16	$1,234,207	$62	$(947,221)	$287,064
Forfeiture of unvested restricted common stock	(231)	—	—	—	—	—
Vesting of restricted stock units	269	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	33	—	—	33
Unrealized loss on marketable debt securities	—	—	—	(65)	—	(65)
Stock-based compensation	—	—	9,324	—	—	9,324
Net loss	—	—	—	—	(67,992)	(67,992)
Balance as of March 31, 2025	161,748	$16	$1,243,564	$(3)	$(1,015,213)	$228,364
Issuance of common stock under employee stock purchase plan	97	—	59	—	—	59
Vesting of restricted stock units	102	—	—	—	—	—
Vesting of common stock subject to repurchase	—	—	34	—	—	34
Unrealized loss on marketable debt securities	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	7,165	—	—	7,165
Net loss	—	—	—	—	(52,731)	(52,731)
Balance as of June 30, 2025	161,947	$16	$1,250,822	$(15)	$(1,067,944)	$182,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(96,540)	$(120,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,589	16,489
Non-cash operating lease expense	120	1,777
Depreciation and amortization	15	176
Net accretion of investments in marketable securities	—	(2,185)
Impairment of held for sale assets	—	378
Loss (Gain) on disposal of property and equipment	(71)	62
Amortization of debt issuance costs and accretion of final payment fee	812	303
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32)	1,111
Accounts payable	769	(2,663)
Accrued liabilities	(5,456)	(4,650)
Operating lease liabilities	(138)	(1,873)
Other assets	—	(54)
Net cash used in operating activities	(85,932)	(111,852)
Investing activities:
Purchases of marketable securities	—	(82,868)
Proceeds from maturities of marketable securities	—	157,341
Proceeds from sale of equipment	71	84
Net cash provided by investing activities	71	74,557
Financing activities:
Proceeds from term loan, net	—	18,398
Payment of debt issuance costs in connection with term loan amendment	(445)	—
Proceeds from employee stock purchase plan purchases	239	59
Proceeds from issuance of common stock in at-the-market transactions, net of commissions and offering costs	20,371	—
Net cash provided by financing activities	20,165	18,457
Net change in cash and cash equivalents	(65,696)	(18,838)
Cash and cash equivalents and restricted cash at beginning of year	182,530	143,361
Cash and cash equivalents at end of period	$116,834	$124,523
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,458	$134
Cash paid for income taxes	$30	$—
Supplemental disclosure of noncash investing and financing activities:
Principal amount of debt extinguished upon conversion to common stock	$2,050	$—
Debt issuance costs reclassified to equity in connection with conversion	$63	$—
Right-of-use-asset in connection with new operating lease agreement	$—	$532
Operating lease liability in connection with new lease agreement	$—	$505

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Liquidity

Description of Business

Neumora Therapeutics, Inc. (the “Company”), was originally incorporated in the State of Delaware in November 2019, and is headquartered in Watertown, Massachusetts. The Company is a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by bringing forward the next generation of novel therapies with brain-penetrant chemistry that offer improved treatment outcomes and quality of life for patients. The Company’s therapeutic pipeline currently consists of programs that target novel mechanisms of action for a broad range of underserved, prevalent diseases. The Company is advancing NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (“V1aR”) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (“AD”). The Company is also advancing a Phase 1 multiple-ascending dose (“MAD”) study of NMRA-898, a novel muscarinic acetylcholine receptor subtype 4 (“M4”) positive allosteric modulator (“PAM”) with potential best-in-class pharmacology for the treatment of schizophrenia. Additionally, Neumora is developing NMRA-215, a highly brain-penetrant, oral NLRP3 inhibitor for the treatment of obesity and cardiovascular risk. Following results from the Phase 3 KOASTAL program in June 2026 the Company is discontinuing development of navacaprant in major depressive disorder (“MDD”) as it continues to focus on advancing the rest of its potential best-in-class clinical portfolio.

As of June 30, 2026, the Company has devoted a significant portion of its financial resources and efforts to building its organization, acquiring technologies and companies, executing clinical and preclinical studies, conducting research and development, identifying and developing potential product candidates, building its precision neuroscience tools, organizing and staffing the Company, business planning, establishing, maintaining and protecting its intellectual property portfolio, raising capital and providing general and administrative support for these operations. The Company has not generated revenue from the sale of products.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of the Company’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, the Company evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about its ability to continue as a going concern. The mitigating effect of the Company’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. In performing this analysis, the Company excluded certain elements of its operating plan that cannot be considered probable.

The Company has incurred net losses and negative cash flows from operations since inception and as of June 30, 2026, had an accumulated deficit of $1,280.7 million. The Company expects to incur additional losses in the future as it continues its research and development efforts, advances its product candidates through preclinical and clinical development, expands its product pipeline, potentially seeks regulatory approval, as well as hires additional personnel, protects its intellectual property and potentially grows its business. As of June 30, 2026, the Company had cash and cash equivalents of $116.8 million, which are available to fund future operations. While the Company expects to be able to obtain additional funding, the current available cash and cash equivalents will not be sufficient to fund the Company’s operating plans for at least twelve months from the issuance date of these condensed consolidated financial statements. Accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern.

The Company expects to finance its future cash needs through a combination of public or private equity offerings or debt financings or other capital sources, which may include strategic collaborations or other arrangements with third parties, or other sources of financing. However, there is no guarantee that any of these financing or opportunities will be executed or realized on favorable terms, if at all, and some could be dilutive to existing stockholders.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Unaudited Interim Condensed Consolidated Financial Statements

The condensed consolidated balance sheet as of June 30, 2026, condensed consolidated statements of operations and comprehensive loss, statement of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and related notes to condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the interim disclosure requirements, the form and content of interim financial statements, and the circumstances in which ASC 270 applies, and they consolidate into Topic 270 a list of the specific interim disclosures required by GAAP. The ASU also introduces a disclosure principle under which an entity discloses events and changes occurring after the end of the most recent annual reporting period that have a material impact on the entity. The ASU is effective for the Company for interim reporting periods within the annual reporting period beginning January 1, 2028, with early adoption permitted, and may be applied prospectively or retrospectively to any or all prior periods presented. The Company is evaluating the effect of adoption on its interim financial statement disclosures and does not expect the amendments to have a material effect on its financial position or results of operations.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU updates the Codification across a broad range of Topics for technical corrections, unintended application of the Codification, clarifications, and other minor improvements. The amendments are part of an ongoing FASB project to make non-substantive corrections and improvements that are not expected to have a significant effect on accounting practice. The ASU is effective for the Company for the annual reporting period beginning January 1, 2027 and interim periods within that annual period, with early adoption permitted; certain amendments are applied retrospectively and others prospectively, depending on the issue. The Company is evaluating the effect of adoption and does not expect the amendments to have a material effect on its financial statements.

In November 2024, the FASB issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The Company adopted this guidance prospectively in the quarter ended March 31, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis by level within the valuation hierarchy:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$90,381	$—	$—	$90,381
Total assets measured at fair value	$90,381	$—	$—	$90,381

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$74,364	$—	$—	$74,364
Total assets measured at fair value	$74,364	$—	$—	$74,364

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value.

4. Debt

Term Loan

On May 9, 2025, the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) providing up to $125.0 million in term loans (collectively, the “Term Loan”) across four tranches, subject to certain conditions. The Loan Agreement has been amended three times: pursuant to a First Amendment dated November 4, 2025, a Second Amendment dated December 10, 2025, and a Third Amendment dated June 10, 2026. As of June 30, 2026, total gross

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

proceeds of $60.0 million had been drawn under the Loan Agreement. For a full description of the facility's terms, amendments, and accounting treatment, see Note 5 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Pursuant to the Third Amendment, the Company’s interest only period of the obligations under the Loan Agreement was extended from May 2028 to April 2029. The Company is obligated to make interest-only payments through April 2029, with all outstanding principal, accrued and unpaid interest, and the final payment fee due at maturity on May 1, 2029. The Term Loan bears a variable interest rate equal to the greater of (i) 10.45% or (ii) the prime rate as quoted in The Wall Street Journal plus 2.95%.

The Company's minimum liquidity covenant under the Loan Agreement became effective July 1, 2026. Pursuant to the Third Amendment, the applicable minimum liquidity requirement will depend on the Company’s achievement of specified operational milestones and/or its market capitalization and will be equal to (i) 50% of the outstanding obligations under the Loan Agreement, (ii) 110% of the outstanding obligations under the Loan Agreement, or (iii) waived in full (i.e., zero).

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

The Company evaluated the Third Amendment in accordance with ASC 470-50 and concluded that the transaction constituted a debt modification, as the change in the present value of remaining cash flows was less than 10%. In connection with the Third Amendment, the Company incurred $0.4 million of costs paid to K2HV which are presented as debt issuance costs and a direct deduction from the carrying amount of the term loan. Debt issuance costs are being amortized to interest expense using the effective interest method over the remaining term of the loan.

As of June 30, 2026, the carrying value of the Term Loan approximates fair value.

Outstanding debt consisted of the following:

June 30, 2026
(in thousands)
Gross proceeds	$60,000
Conversion of term loan principal to common stock	(6,000)
Unamortized debt issuance costs	(1,972)
Accreted final payment fee	884
Total debt, long-term	$52,912

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table provides the components of interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cash interest expense	1,426	307	2,862	307
Accretion of final payment fee	261	43	548	43
Amortization of debt issuance costs	133	19	264	19
Amortization of deferred debt issuance costs	—	67	—	67
Total interest expense related to debt	$1,820	$436	$3,674	$436

The effective interest rate for the Term Loan for the three months ended June 30, 2026 was 13.7%.

Future principal payments, which include the final payment fee of $4.2 million, in connection with the Loan Agreement as of June 30, 2026 are as follows:

June 30, 2026
(in thousands)
Year ended December 31, 2026	$—
Year ended December 31, 2027	—
Year ended December 31, 2028	—
Year ended December 31, 2029	58,170
Total principal payments including final fee	$58,170

5. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Accrued clinical trial and preclinical costs	11,873	13,577
Compensation and benefits	6,972	11,494
Research grant funding	3,068	2,379
Professional services	847	614
Other	571	724
Total accrued liabilities	$23,331	$28,788

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (the “BlackThorn Milestones”).

At the Company’s sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of the Company, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. The Company settled in a combination of cash and shares the Phase 3 navacaprant dosing milestone in 2023. None of the other BlackThorn Milestones have been achieved and no such amounts were deemed due or payable as of June 30, 2026.

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

As of 2024, all of the BlackThorn Carveout Units were fully vested. The BlackThorn Carveout Units represent contingent consideration. The Company recognizes the contingent consideration obligation for the BlackThorn Carveout Units when the contingency is resolved, and the consideration becomes payable. The Company settled in a combination of cash and shares the Phase 3 navacaprant dosing milestone in 2023. None of the other BlackThorn Milestones have been achieved and no such amounts were deemed due or payable as of June 30, 2026.

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

Under these two license agreements, Amgen is eligible to receive contingent consideration up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to CK1δ and up to an aggregate of $360.0 million in commercial milestone payments per product payable in cash with a compound directed to GCase, in each case, upon the achievement of certain sales thresholds and single digit royalties on potential future net sales, related to CK1δ or GCase (the “Amgen Milestones”). Such contingent consideration was not subject to liability classification and/or derivative accounting and will be recognized when the contingency is resolved, and the consideration becomes payable. As of June 30, 2026, none of the Amgen Milestones had been achieved and no such amounts were deemed due or payable.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Vanderbilt Milestones of $2.0 million and $5.0 million were achieved and settled in cash in 2023 and July 2025, respectively. None of the other Vanderbilt Milestones had been achieved and no such amounts were deemed due or payable as of June 30, 2026.

In addition, the Company executed an agreement with Vanderbilt in 2023 pursuant to which the Company licensed certain patent rights in return for a payment of $0.8 million that was recognized in acquired in-process research and developed expenses in 2023.

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

8. Strategic License and Research and Collaboration Agreements

2015 TSRI License Agreement

In connection with the acquisition of BlackThorn (see Note 6), the Company gained certain exclusive rights to intellectual property related to Kappa Opioid Receptor and V1aR Receptor Antagonist programs as well as an oxytocin receptors positive allosteric modulator program (collectively, the “TSRI Programs”) under a license agreement between BlackThorn and TSRI originally entered into in November 2015 (as amended, the “2015 TSRI License Agreement”). The technology licensed under the 2015 TSRI License Agreement is used in the Company’s navacaprant and NMRA-511 research and development programs, although the navacaprant program was recently discontinued in MDD.

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the 2015 TSRI License Agreement, the Company is obligated, among other things, to pay TSRI (i) a nominal annual license fee due and payable on the first day of each calendar year and after the fourth anniversary creditable against any royalties due for such calendar year, (ii) development and regulatory milestone payments of up to $1.5 million in aggregate for the first product from each TSRI Program, which are contingent upon achieving specific development and regulatory milestone events, (iii) commercial milestone payments of up to $3.5 million in aggregate for each occurrence, which are contingent upon achieving specified commercialization milestone events, (iv) tiered low-single digit royalties on future net sales of each royalty-bearing product and (v) a percentage in the mid-single digits of any sublicensing revenues the Company receives. In 2023, the Phase 3 navacaprant dosing milestone was met and the Company paid $0.3 million to TSRI, which was recognized in acquired in-process research and developed expenses in 2023. None of the other milestones have been achieved and no royalties were due under the 2015 TSRI License Agreement as of June 30, 2026.

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

The Company concluded the funding arrangement was an obligation to perform services and the funding received is recognized as a contra research and development (“R&D”) expense as project costs are incurred. The Company incurred costs of $0 and $1.1 million during the three months ended June 30, 2026 and 2025 and $0.1 million and $1.2 million during the six months ended June 30, 2026 and 2025, respectively. $0.1 million of funding received net of costs incurred is reflected as deferred funding within the condensed consolidated balance sheet.

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

CK1d Program Agreement

In December 2024, the Company entered into a funding agreement pursuant to which MJFF agreed to provide funding to support the Company's CK1d program for the treatment of Parkinson's disease. The funding is payable in four equal tranches of $0.4 million each, for total funding of $1.7 million. As of June 30, 2026, $1.3 million in funding has been received with the final payment expected in August 2026. Upon achievement of certain development, regulatory, or commercial milestone events, the Company is obligated to make payments to MJFF in an aggregate amount not to exceed two times the total funding provided, representing a maximum repayment obligation of $3.3 million.

GCase Program Agreement

In October 2025, the Company entered into a funding agreement pursuant to which MJFF agreed to provide up to $3.3 million in funding, payable in two tranches, to support the Company's GCase program for the treatment of Parkinson's disease. The first tranche of $1.7 million was received in November 2025, with the second tranche of $1.6 million received in May 2026. Upon achievement of certain development, regulatory, or commercial milestone events, the Company is obligated to make payments to MJFF in an aggregate amount not to exceed two times the total funding provided, representing a maximum repayment obligation of $6.6 million.

The Company evaluated the nature of both funding arrangements and concluded that each represents an obligation to perform services rather than a contribution or loan. Accordingly, funding received under each agreement is deferred until project costs are incurred, at which point it is recognized as a reduction of research and development expense. The Company incurred costs of $0.9 million and $0.1 million during the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $0.1 million during six months ended

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2026 and 2025, respectively, across the two programs. $2.9 million of aggregate funding received, net of costs incurred, is reflected as deferred funding within the condensed consolidated balance sheet.

The Company assessed whether the contingent payment obligations under both agreements represent embedded derivatives requiring bifurcation under ASC 815, Derivatives and Hedging. The Company concluded that the obligations under each agreement qualify for the derivative scope exception under ASC 815 and therefore are not required to be bifurcated and accounted for separately.

9. Stockholders’ Equity

Preferred Stock

The Company's board of directors has the authority to issue up to 50,000,000 shares of preferred stock in one or more series with rights, preferences and privileges to be determined. There were no shares of preferred stock issued and outstanding as of June 30, 2026.

Common Stock

Common stock outstanding in the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of June 30, 2026 includes 44,253 shares of restricted stock that vest based on service conditions and are subject to the Company’s right of repurchase upon termination of services. Common stock reserved for future issuance consisted of the following:

June 30, 2026
(in thousands)
Shares reserved for options and restricted stock units issued under the equity plans	31,687
Shares reserved for future issuance under the equity plans	20,282
Shares reserved for future issuance under the employee stock purchase plan	5,837
Total	57,806

In addition, the Company may be required to issue additional shares of its capital stock if certain milestone conditions are met pursuant to the contingent consideration associated with the Company’s acquisitions of assets (see Note 6). In 2023, 6,072,445 shares of common stock were issued related to BlackThorn Merger Agreement upon achievement of the Phase 3 navacaprant dosing milestone that was met in 2023. As of June 30, 2026, no shares have been reserved for potential future issuances as no other BlackThorn Milestones have been achieved.

10. Stock-Based Compensation

Equity Plans

2023 Equity Incentive Plan

In 2023, the Company adopted the 2023 Equity Incentive Plan (“2023 Plan”). The 2023 Plan provides for the grant of stock options, restricted stock awards, restricted stock unit awards, and other stock-based awards to employees, directors, and non-employee service providers of the Company. The 2023 Plan replaced the Company’s 2020 Equity Incentive Plan (“2020 Plan”). The Company no longer grants stock options or other awards under its 2020 Plan, but any stock options outstanding under the 2020 Plan remain outstanding and effective in accordance with their terms. Awards granted under the 2023 Plan expire no later than ten years from the date of grant. The price of stock options shall not be less than 100% of the estimated fair value on the date of grant and typically vest over a four-year period although may be granted with different vesting terms.

The 2023 Plan provides for an annual increase, to be added on the first day of each fiscal year, by up to 5% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2026, the number of shares of common stock available for issuance under the 2023 Plan increased by 8,713,017 shares as a result of the automatic increase provision of the 2023 Plan.

2023 Employee Share Purchase Plan

In 2023, the Company adopted the 2023 Employee Share Purchase Plan (“ESPP”). The Company may hold one or more offering periods each year during which employees will be able to purchase shares under the ESPP through payroll deductions made over the term of the offering. The per-share purchase price at the end of each offering period is equal to the lesser of 85% of the closing price of the Company's common stock at the beginning or end of the offering period. On January 1, 2026, the number of shares of common stock

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

available for issuance under the ESPP increased by 1,742,603 shares as a result of the automatic increase provision of the ESPP. 152,402 shares were issued under the ESPP during the six months ended June 30, 2026.

Option Repricing

On February 13, 2025 (the “Effective Date”), the Company’s Board of Directors approved an option repricing (the “Repricing”) of the outstanding stock options held by members of the Board, certain employees and other service providers, including the Company’s named executive officers, subject to shareholder approval, which was obtained at the Annual Meeting of Stockholders on May 28, 2025 (the “Modification Date”). Under the Repricing, the exercise price of each outstanding stock option under the Company’s 2023 Plan and 2020 Plan with an exercise price per share greater than $0.72 (the closing trading price of a share of the Company’s common stock on the Nasdaq Stock Market on May 28, 2025) held by those individuals eligible for the Repricing was repriced to $0.72 per share (the “Repriced Options”).

Under the terms of the Repricing, a repriced option will revert to its original exercise price if certain events occur prior to the 18 month anniversary of the effective date.

The Repricing resulted in $4.2 million of incremental stock compensation expense, which was calculated using the Black-Scholes option-pricing model. $2.4 million of the incremental compensation cost related to unvested stock options as of the Modification Date, will be recognized on a straight line basis over the remaining requisite service period of the respective option, and $1.8 million of incremental compensation cost related to vested stock options will be recognized on a straight line basis over the remaining vesting period of the repriced options. Of the incremental compensation cost, $0.5 million and $1.0 million was recognized during the three and six months ended June 30, 2026, respectively. For the corresponding periods in 2025, $0.3 million and $0.3 million were recognized during the three and six months ended June 30, 2025, respectively.

Stock Option Activity

	Outstanding Stock Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands, except per share amounts and years)
Outstanding as of December 31, 2025	23,443	$4.82	8.2	$2,710
Granted	10,828	2.32
Exercised	—	—
Canceled and forfeited	(2,288)	2.47
Expired	(1,154)	8.96
Outstanding as of June 30, 2026	30,829	$3.96	8.3	$1,021
Exercisable as of June 30, 2026	11,834	$5.60	7.2	$676

The stock option activity table above excludes options to purchase 446,068 shares of common stock that were originally granted with market conditions to one of the Company’s executives. For the Repriced Options, the weighted-average prices and intrinsic value information in the table above is calculated based on the exercise price per share that applied immediately prior to the Repricing Effective Date pending satisfaction of the requisite service requirement or other service conditions.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes the Company’s restricted stock activity:

	Shares of Restricted Common Stock	Weighted- Average Grant Date Fair Value Per Share	Shares of Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share
	(in thousands, except per share amounts)
Outstanding and unvested as of December 31, 2025	71	$14.67	662	$18.07
Granted	—	$—	—	$—
Vested	(26)	$14.67	(218)	$18.07
Forfeited and expired	—	$—	—	$—
Cancelled	—	$—	(32)	$18.07
Outstanding and unvested as of June 30, 2026	45	$14.67	412	$18.07

Stock-Based Compensation

The following table summarizes total stock-based compensation included in the Company’s condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Research and development	$2,383	$1,672	$4,928	$5,420
General and administrative	4,801	5,493	9,661	11,069
Total stock-based compensation	$7,184	$7,165	$14,589	$16,489

As of June 30, 2026, there was $39.3 million and $6.7 million of unrecognized stock-based compensation related to stock options and restricted stock outstanding, respectively, including stock options and restricted common stock for which achievement of milestones was not probable, which were expected to be recognized over a weighted-average remaining service period of 2.1 years and 1.5 years, respectively.

11. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment related to the development of clinical and preclinical neuroscience programs that target novel mechanisms of action for a broad range of underserved neuropsychiatric disorders and neurodegenerative diseases. The Company’s Chief Executive Officer (“CEO”) serves as the CODM.

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

NEUMORA Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

The table below is a summary of the segment loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Program expenses
Navacaprant (NMRA-140) program	$(13,308)	$(22,257)	$(34,218)	$(46,750)
M4 PAM programs	(1,947)	(2,370)	(4,920)	(5,252)
NMRA-511 program	(1,075)	(2,257)	(2,293)	(4,837)
Preclinical programs	(3,022)	(1,459)	(5,704)	(2,461)
Research and development personnel-related costs	(8,786)	(7,617)	(18,165)	(19,943)
General and administrative expense	(12,907)	(15,316)	(27,173)	(34,101)
Interest income	935	2,250	2,166	5,324
Interest expense	(1,820)	(436)	(3,674)	(436)
Other segment items(1)	(1,152)	(3,269)	(2,559)	(12,267)
Net loss	$(43,082)	$(52,731)	$(96,540)	$(120,723)

(1) Includes other research and development costs, provision for income taxes, and other income (expense).

12. Net Loss Per Share

The following table summarizes the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net loss	$(43,082)	$(52,731)	$(96,540)	$(120,723)
Denominator:
Weighted-average common shares outstanding, basic and diluted	185,163	161,691	182,504	161,572
Net loss per share, basic and diluted	$(0.23)	$(0.33)	$(0.53)	$(0.75)

The following outstanding potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	June 30,
	2026	2025
	(in thousands)
Common stock options and restricted stock units	31,687	24,559
Early exercised stock options subject to future vesting	—	19
Unvested restricted stock awards	45	98
Employee stock purchase plan	37	57
Term loan conversion election	5,605	11,397
Total	37,374	36,130

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

Overview

We are a clinical-stage biopharmaceutical company founded to confront the greatest medical challenges of our generation by bringing forward the next generation of novel therapies with brain-penetrant chemistry that offer improved treatment outcomes and quality of life for patients. Our therapeutic pipeline currently consists of programs that target novel mechanisms of action for a broad range of underserved, prevalent diseases. We are advancing NMRA-511, a highly selective, novel antagonist of the vasopressin 1a receptor (“V1aR”) being developed for the treatment of agitation associated with dementia due to Alzheimer’s disease (“AD”). We are also advancing NMRA-898, a novel muscarinic acetylcholine receptor subtype 4 (“M4”) positive allosteric modulator (“PAM”) with potential best in class pharmacology for the treatment of schizophrenia. Additionally, Neumora is developing NMRA-215, a highly brain-penetrant, oral NLRP3 inhibitor for the treatment of obesity and cardiovascular risk.

Our current pipeline and expected updates from these programs are detailed in the table below.

CV = cardiovascular; GCase = Glucocerebrosidase; M4 = Muscarinic Acetylcholine Receptor M4; NLRP3 = Nucleotide-binding Domain, Leucine-rich–containing Family, Pyrin Domain–containing-3; V1aR = Vasopressin 1a Receptor

We were incorporated in November 2019 and commenced operations thereafter. To date, we have focused primarily on building our organization, acquiring technologies and companies, developing our precision neuroscience approach, identifying and developing potential product candidates, executing clinical and preclinical studies, organizing and staffing our company, business planning, establishing our intellectual property portfolio, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale, we have not generated any revenue from the sale of products, and we do not expect to generate revenue from the sale of our product candidates until we complete clinical development, submit regulatory filings, and receive approvals from the applicable regulatory bodies for such product candidates, if ever.

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

Contingent Consideration

BlackThorn Contingent Consideration

Pursuant to the terms of the BlackThorn Merger Agreement, we are required to pay the former stockholders of BlackThorn contingent consideration (i) with respect to navacaprant, in the form of development and regulatory approval milestones of up to an aggregate amount of $365.0 million, which includes a milestone payment that became due and was paid in the fourth quarter of 2023 upon dosing the first patient in the Phase 3 clinical trial for navacaprant, and sales-based milestones of up to an aggregate amount of $450.0 million and (ii) with respect to NMRA-511, in the form of development and regulatory approval milestones of up to an aggregate amount of $100.0 million, and sales-based milestones of up to an aggregate amount of $100.0 million (“BlackThorn Milestones”). At our sole discretion, the BlackThorn Milestone payments may be settled in cash or shares of our common stock, or a combination of both, subject to the provisions of the BlackThorn Merger Agreement, other than one development milestone in the amount of $10.0 million, which must be settled in cash. In 2023, we issued 6,072,445 shares of common stock based on the volume weighted average price per share prior to the date the milestone was met and paid $2.3 million in cash in satisfaction of the Phase 3 navacaprant milestone to the former stockholders of BlackThorn and participants in the carveout plan. As of June 30, 2026, none of the other BlackThorn Milestones have been achieved and no such related amounts were deemed due or payable.

Vanderbilt Contingent Consideration

Pursuant to the terms of the Vanderbilt License Agreement, we are required to pay Vanderbilt contingent consideration payable in cash up to an aggregate of $42.0 million upon the achievement of specified development milestones and up to an aggregate of $380.0 million upon the achievement of commercial milestone events as well as tiered royalties at mid-single digit percentages on potential future net sales. We achieved a $2.0 million development milestone in October 2023, which was paid in cash in November 2023. Additionally, in July 2025, we achieved and settled in cash a $5.0 million development milestone. As of June 30, 2026, none of the other Vanderbilt milestones have been achieved and no such related amounts were deemed due or payable.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

Interest expense consists of interest expense related to our Loan Agreement, as well as amortization of debt issuance costs and accretion of the final payment fee.

Results of Operations

For the Three Months Ended June 30, 2026 and 2025

The following table summarizes our result of operations for the periods presented:

Research and Development Expenses

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$29,283	$38,724	$(9,441)
General and administrative	12,907	15,316	(2,409)
Total operating expenses	42,190	54,040	(11,850)
Loss from operations	(42,190)	(54,040)	11,850
Other income (expense):
Interest income	935	2,250	(1,315)
Interest expense	(1,820)	(436)	(1,384)
Other income (expense), net	(7)	(480)	473
Total other income (expense)	(892)	1,334	(2,226)
Net loss before income taxes	(43,082)	(52,706)	9,624
Provision for income taxes	—	25	(25)
Net loss	$(43,082)	$(52,731)	$9,649

The following table summarizes our research and development expenses by program for the periods presented:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$13,308	$22,257	$(8,949)
M4 PAM programs	1,947	2,370	(423)
NMRA-511 program	1,075	2,257	(1,182)
Preclinical programs	3,022	1,459	1,563
Internal and unallocated expenses:
Personnel-related costs	8,786	7,617	1,169
Other costs	1,145	2,764	(1,619)
Total research and development expenses	$29,283	$38,724	$(9,441)

Research and development expenses decreased by $9.4 million, or 24%, to $29.3 million for the three months ended June 30, 2026, from $38.7 million for the three months ended June 30, 2025.

Direct external program expenses decreased $9.0 million primarily driven by:

•
reduced navacaprant program costs of $8.9 million due to the conclusion of our Phase 3 trial during the period,
•
reduced NMRA-511 program costs of $1.2 million due to lower clinical trial costs with the completion of the Phase 1b study in 2025,
•
partially offset by a $1.6 million increase in preclinical research and manufacturing.

Internal and unallocated expenses decreased $0.5 million, primarily driven by:

•
a decrease in other costs of $1.6 million primarily due to lower consulting costs,
•
partially offset by an increase in personnel-related costs of $1.2 million due severance-related costs incurred during the period.

General and Administrative Expenses

General and administrative expenses decreased by $2.4 million, or 16%, to $12.9 million for the three months ended June 30, 2026, from $15.3 million for the three months ended June 30, 2025 primarily due to lower personnel-related costs, driven by reduced headcount, and decreased consulting and facilities expenses.

Interest Income

Interest income decreased by $1.3 million to $0.9 million for the three months ended June 30, 2026, from $2.3 million for the three months ended June 30, 2025, which was attributable to less interest earned on our lower balances in cash equivalents.

Interest Expense

Interest expense increased by $1.4 million to $1.8 million for the three months ended June 30, 2026, from $0.4 million for the three months ended June 30, 2025, which was attributable to higher interest expense incurred on our higher term loan balance.

Results of Operations

For the Six Months Ended June 30, 2026 and 2025

The following table summarizes our result of operations for the periods presented:

Research and Development Expenses

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$67,881	$90,875	$(22,994)
General and administrative	27,173	34,101	(6,928)
Acquired in-process research and development	—	—	—
Total operating expenses	95,054	124,976	(29,922)
Loss from operations	(95,054)	(124,976)	29,922
Other income (expense):
Interest income	2,166	5,324	(3,158)
Interest expense	(3,674)	(436)	(3,238)
Other income (expense), net	52	(505)	557
Total other income	(1,456)	4,383	(5,839)
Net loss before income taxes	(96,510)	(120,593)	24,083
Provision for income taxes	30	130	(100)
Net loss	$(96,540)	$(120,723)	$24,183

The following table summarizes our research and development expenses by program for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Direct external program expenses:
Navacaprant (NMRA-140) program	$34,218	$46,750	$(12,532)
M4 PAM programs	4,920	5,252	(332)
NMRA-511 program	2,293	4,837	(2,544)
Preclinical programs	5,704	2,461	3,243
Internal and unallocated expenses:
Personnel-related costs	18,165	19,943	(1,778)
Other costs	2,581	11,632	(9,051)
Total research and development expenses	$67,881	$90,875	$(22,994)

Research and development expenses decreased by $23.0 million, or 25%, to $67.9 million for the six months ended June 30, 2026, from $90.9 million for the six months ended June 30, 2025.

Direct external program expenses decreased $12.2 million primarily driven by:

•
reduced navacaprant program costs of $12.5 million due to the conclusion of our Phase 3 trial during the period,
•
reduced NMRA-511 program costs of $2.5 million due to lower clinical trial costs with the completion of the Phase 1b study in 2025,
•
partially offset by a $3.2 million increase in preclinical research and manufacturing.

Internal and unallocated expenses decreased $10.8 million, primarily driven by:

•
a decrease in other costs of $9.1 million primarily due to lower consulting costs and no activity under our research and collaboration agreements with Amgen in the current period, compared to $6.3 million in the prior period. The Amgen Collaboration Agreement automatically terminated upon its third anniversary in September 2024. The final costs were incurred in the first quarter of 2025 and the final payment was made to Amgen in May 2025.

•
A decrease in personnel-related costs of $1.8 million due lower headcount and performance bonuses paid in the prior year period that did not recur, partially offset by one time severance related charges incurred during the six months ended June 30, 2026.

General and Administrative Expenses

General and administrative expenses decreased by $6.9 million, or 20%, to $27.2 million for the six months ended June 30, 2026, from $34.1 million for the six months ended June 30, 2025 primarily due to lower personnel-related costs, driven by reduced headcount, and decreased consulting and facilities expenses.

Interest Income

Interest income decreased by $3.2 million to $2.2 million for the six months ended June 30, 2026 from $5.3 million for the six months ended June 30, 2025, which was attributable to less interest earned on our lower balances in cash equivalents.

Interest Expense

Interest expense increased by $3.2 million to $3.7 million for the six months ended June 30, 2026, from $0.4 million for the six months ended June 30, 2025, which was attributable to higher interest expense incurred on our higher term loan balance.

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

As of June 30, 2026, we had $116.8 million of cash and cash equivalents.

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

In 2024, we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an at-the-market equity offering program (“ATM”) with Leerink as the sales agent. During the years ended December 31, 2025 and 2024, we received aggregate net proceeds of $19.7 million and $13.7 million, respectively, through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. Additionally, during the six months ended June 30, 2026 we received aggregate net proceeds of $20.4 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses.

In May 2025, we entered into a loan and security agreement, (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”). The Loan Agreement provides us with a term loan facility in the aggregate principal amount of up to $125.0 million, of which we have borrowed $60.0 million. $20.0 million is available for borrowing upon our request, subject to discretionary approval by the lenders. The remaining $45.0 million is tied to clinical and regulatory milestones that will not be met with the discontinuation of navacaprant in MDD. The term loan facility matures on May 1, 2029.

Future Funding Requirements

We have incurred significant losses and negative cash flows from operations since our inception. Given our recurring losses from operations and negative cash flows, and based on our current operating plan, we have concluded that there is substantial doubt about our ability to continue as a going concern within one year from the date of filing of this Form 10-Q. We expect to finance our future cash needs through equity or debt financings, collaborations or a combination of these approaches. See “Risk Factors—Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital” for additional information.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(85,932)	$(111,852)
Investing activities	71	74,557
Financing activities	20,165	18,457
Net change in cash and cash equivalents	$(65,696)	$(18,838)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $85.9 million, which primarily consisted of a net loss of $43.1 million partially offset by noncash charges of $15.5 million. The noncash charges primarily consisted of $14.6 million of stock-based compensation and $0.8 million of amortization of debt issuance costs and accretion of the debt final payment fee. Our net operating assets and liabilities decreased by $4.9 million, primarily from a decrease in accrued liabilities of $5.5 million related to our ongoing and recently completed clinical trials, partially offset by an increase in accounts payable of $0.8 million due to the timing of our accounts payable.

Net cash used in operating activities for the six months ended June 30, 2025 was $111.9 million, which consisted of a net loss of $120.7 million and a change in our net operating assets and liabilities of $8.1 million, partially offset by noncash charges of $17.0 million. The change in our net operating assets and liabilities primarily resulted from a decrease in accrued liabilities of $4.7 million primarily related to our clinical programs, a decrease in accounts payable of $2.7 million due to the timing of our accounts payable, a decrease in current operating lease liabilities of $1.9 million due to the expiration of an office and lab lease agreement, and an increase in prepaid expenses of $1.1 million primarily due to deferred debt issuance costs related to the term loan with K2HV. The noncash charges primarily consisted of $16.5 million of stock-based compensation, $1.8 million of noncash operating lease expense, partially offset by $2.2 million on of net accretion of discounts on marketable securities.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $0.1 million, which consisted of proceeds from the sale equipment.

Net cash provided by investing activities for the six months ended June 30, 2025 was $74.6 million, which primarily consisted of $157.3 million in proceeds from maturities of marketable securities, partially offset by $82.9 million in purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $20.2 million, which primarily consisted of net proceeds received from the ATM offering.

Net cash provided by financing activities for the six months ended June 30, 2025 was $18.5 million, which primarily consisted of the net proceeds from the term loan with K2HV.

Contractual Obligations and Other Commitments

As of June 30, 2026, our contractual obligations and commitments relate primarily to our Loan Agreement with K2HV under which we had $54.0 million in principal outstanding as of June 30, 2026. The Company is obligated to make interest-only payments through April 2029, with all outstanding principal, accrued and unpaid interest, and the final payment fee due at maturity on May 1, 2029. Additional information about the Loan Agreement and our commitments under it can be found in Note 4– Debt to our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We had cash, cash equivalents and marketable securities of $116.8 million as of June 30, 2026. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Our primary exposure to market risk relates to fluctuations in interest rates, which are affected by changes in the general level of U.S. interest rates.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our results of operations during the six months ended June 30, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On February 6, 2025, a purported stockholder of the Company filed a lawsuit against us, certain executive officers, and certain underwriters in the United States District Court for the Southern District of New York (Case No. 1:25-cv-01072). The complaint is a putative class action alleging violations of the Securities Act related to our initial public offering on September 15, 2023. The plaintiff seeks compensatory damages, as well as fees and costs. The complaint claims that our offering documents contained false and misleading statements and omitted material facts about the prospects of navacaprant. We do not believe these allegations have merit and have moved to dismiss. On November 19, 2025, the Court appointed Victor Otcheretko as Lead Plaintiff and on January 14, 2026 Lead Plaintiff Otcheretko filed an amended complaint. On March 11, 2026, defendants filed a motion to dismiss the amended complaint. Lead Plaintiff’s opposition to defendants’ motion to dismiss was filed on April 22, 2026. On May 1, 2026, Lead Plaintiff filed a letter motion requesting leave to file a second amended complaint, which the Court granted on May 5, 2026. Lead Plaintiff filed a second amended complaint on May 5, 2026. Pursuant to the Court’s order, Defendants’ motion to dismiss the second amended complaint was filed on June 15, 2026, Lead Plaintiff’s opposition to the motion to dismiss was filed on July 27, 2026, and Defendants’ reply brief is due August 24, 2026. The Court has not yet scheduled a hearing on the anticipated motion(s) to dismiss.

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

Summary Risk Factors

•
We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future, which raises substantial doubt about our ability to continue as a going concern. We have no products approved for commercial sale and may never achieve or maintain profitability.
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

Risks Related to Our Limited Operating History, Financial Condition and Need for Additional Capital

We are a clinical stage biopharmaceutical company and have incurred significant losses since our inception, and we expect to incur losses for the foreseeable future, which raises substantial doubt about our ability to continue as a going concern. We have no products approved for commercial sale and may never achieve or maintain profitability.

We are a clinical‑stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have incurred significant losses since our inception in November 2019, have no products approved for commercial sale and have not generated any revenue from product sales. We have financed our operations principally through proceeds from sales of common stock, convertible preferred stock and convertible promissory notes and expect to incur significant losses for the foreseeable future, which raises substantial doubt about our ability to continue as going concern.. We expect that it will be several years before we have a commercialized product and generate revenue from product sales, if at all. Our net loss was $43.1 million and $52.7 million for three months ended June 30, 2026 and 2025, respectively, and $96.5 million and $120.7 million for six months ended June 30, 2026 and 2025. As of June 30, 2026, we had an accumulated deficit of $1,280.7 million. Our losses have resulted principally from acquired in-process research and development from our acquisitions of assets, expenses incurred in the research and development of our product candidates, as well as from costs associated with our preclinical studies and clinical trials and management and administrative costs and other expenses that we have incurred while building our business infrastructure.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and marketable securities, the net proceeds from our initial public offering, any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a holder of our common stock. In addition, the possibility of such issuance may cause the market price of our common stock to decline. For example, in October 2024 we entered into a sales agreement with Leerink Partners LLC (“Leerink”) to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM with Leerink as the sales agent. During the six months ended June 30, 2026 we received aggregate net proceeds of $20.4 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. Additionally, during the years ended December 31, 2025 and 2024, we received aggregate net proceeds of $19.7 million and $13.7 million, respectively, through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights or assets, which could adversely impact our ability to conduct our business. For example, in May 2025, we entered into a loan and security agreement (as amended, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”), which includes certain affirmative and restrictive covenants that may, among other things, limit our ability to incur additional debt. Additionally, pursuant to the terms of the Loan Agreement, K2HV has the right to convert up to an aggregate of $12.5 million of the outstanding principal of the term loans into shares of our common stock. As of June 30, 2026, K2HV has the right to convert up to an aggregate of $6.5 million of the remaining outstanding principal into shares of common stock, which right, if exercised, could have a dilutive impact on our stockholders’ ownership interests.

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

As of June 30, 2026 we had 63 full‑time employees. Although we announced a reduction in force of approximately 35% in connection with our discontinuation of the development of navacaprant in MDD in June 2026, we will continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel as we develop our other product candidates. Due to the complexity in managing a company that has scaled very quickly, we may not be able to scale our headcount and operations effectively to manage the expansion of our product pipeline or recruit and train the necessary additional personnel. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Moreover, success in preclinical studies or early clinical trials does not ensure that later preclinical studies or clinical trials will be successful. A number of companies in the biotechnology and biopharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, clinical and preclinical data are often susceptible to varying interpretations and analyses. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks. For example, in January 2025, we announced that our KOASTAL-1 study did not demonstrate a statistically significant improvement on the primary endpoint of change from baseline in the Montgomery-Åsberg Depression Rating Scale (“MADRS”) total score at Week 6 or the key secondary endpoint of a change from baseline in the Snaith-Hamilton Pleasure Scale (“SHAPS”) scale. Also, in June 2026, we announced that the Phase 3 KOASTAL-2 and -3 studies of navacaprant for the treatment of MDD did not achieve statistical significance on the primary or key secondary endpoints and that we were discontinuing development of navacaprant in MDD. In addition, the results of our preclinical animal studies, including our non‑human primate studies, may not be predictive of the results of outcomes in subsequent clinical trials on human subjects. Product candidates in clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies.

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

As of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 47% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. In addition, certain members of our board of directors were originally designated by our principal stockholders, including Amgen and ARCH Venture Partners. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our common stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, or if the market perceives that such existing stockholders might sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of June 30, 2026, we had outstanding a total of 186,851,364 shares of common stock and approximately 46% of such shares were beneficially owned by our directors, officers, and holders of 5% or more of our common stock. In addition, approximately 57,807,207 shares of common stock that are either subject to outstanding options or reserved for future issuance under our employee benefit plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or there is a perception that they will be sold, in the public market, the trading price of our common stock could decline. Further, certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

In addition, in the future, we may issue additional shares of common stock, or other equity or debt securities convertible into common stock, in connection with a financing, acquisition, employee arrangement, or otherwise. For example, in October 2024 we entered into a sales agreement with Leerink to sell shares of our common stock, from time to time, with aggregate gross sales proceeds of up to $300.0 million, through an ATM program with Leerink as the sales agent. During the six months ended June 30, 2026, we received aggregate net proceeds of $20.4 million through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. Additionally, during the years ended December 31, 2025 and 2024, we received aggregate net proceeds of $19.7 million and $13.7 million, respectively, through sales of shares of our common stock under the ATM after deducting commissions and offering expenses. In December 2023, we settled a Phase 3 navacaprant milestone owed to BlackThorn stockholders by primarily issuing shares of our common stock. Any such issuance could result in substantial dilution to our existing stockholders and could cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
Recent Sales of Unregistered Securities.

None.

(b)
Use of Proceeds.

On September 19, 2023, our registration statement on Form S-1 (File No. 333- 274229) relating to our IPO of common stock became effective. There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on September 18, 2023. As of June 30, 2026, we estimate that we have used all of the net proceeds from our IPO to fund such planned use of proceeds.

(c)
Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 trading arrangement”), or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended, currently in effect.	8-K	9/19/2023	3.1
3.2	Bylaws, as amended, currently in effect.	8-K	9/19/2023	3.2
4.1	Reference is made to Exhibits 3.1 through 3.2
4.2	Form of Common Stock Certificate.	S-1/A	9/11/2023	4.2
10.1†	Third Amendment to Loan and Security Agreement, dated June 10, 2026, with K2 HealthVentures LLC.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

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

Neumora Therapeutics, Inc.

Date: August 14, 2026	By:	/s/ Paul L. Berns
	Name:	Paul L. Berns
	Title:	Chief Executive Officer

Date: August 14, 2026	By:	/s/ Michael Milligan
	Name:	Michael Milligan
	Title:	Chief Financial Officer and Principal Accounting Officer
(Principal Financial Officer)